Form 10-Q
period 2012-01-01
InvenSense Inc
filed 2012-02-14
CIK 1294924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 1, 2012

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number 001-35269

INVENSENSE, INC.

(Exact name of registrant as specified in its charter)

Delaware	01-0789977
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1197 Borregas Avenue Sunnyvale, CA 94089

(Address of principal executive offices and zip code)

(408) 988-7339

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at January 29, 2012
Common Stock, $0.001 par value	80,133,355

INVENSENSE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVENSENSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	January 1, 2012	April 3, 2011
Assets
Current assets:
Cash and cash equivalents	$130,127	$28,795
Short-term investments	9,516	9,280
Accounts receivable	10,245	9,765
Inventories	16,059	15,208
Prepaid expenses and other current assets	2,930	2,249

Total current assets	168,877	65,297
Property and equipment, net	3,912	3,492
Restricted time deposit	188	194
Other assets	3,135	1,763

Total assets	$176,112	$70,746

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,594	$6,687
Accrued liabilities	6,944	4,307
Long-term debt — current portion	27	18

Total current liabilities	11,565	11,012
Long-term debt	29	16
Other long-term liabilities	2,690	577

Total liabilities	14,284	11,605
Commitments and contingencies (note 5)
Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value — 20,000 shares authorized, no shares issued and outstanding at January 1, 2012, no shares authorized, issued and outstanding at April 3, 2011	—	—
Convertible preferred stock:
Series A convertible preferred stock, $0.001 par value — no shares authorized, issued and outstanding at January 1, 2012, 8,060 shares authorized and 8,000 shares issued and outstanding (aggregate liquidation value of $8,000) at April 3, 2011	—	9,019
Series B convertible preferred stock, $0.001 par value — no shares authorized, issued and outstanding at January 1, 2012, 6,566 shares authorized and 5,920 shares issued and outstanding (aggregate liquidation value of $11,000) at April 3, 2011	—	22,341
Series C convertible preferred stock, $0.001 par value — no shares authorized, issued and outstanding at January 1, 2012, 15,510 shares authorized and 15,510 shares issued and outstanding (aggregate liquidation value of $19,000), at April 3, 2011	—	18,881
Common stock:
Common stock, $0.001 par value — 750,000 shares authorized, 79,441 shares issued and outstanding at January 1, 2012, 82,000 shares authorized, and 18,005 shares issued and outstanding at April 3, 2011	127,631	5,762
Accumulated other comprehensive income	5	1
Retained earnings	34,192	3,137

Total stockholders’ equity	161,828	59,141

Total liabilities and stockholders’ equity	$176,112	$70,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Net revenue	$41,229	$27,170	$119,890	$72,695
Cost of revenue	18,538	11,827	52,919	33,014

Gross profit	22,691	15,343	66,971	39,681
Operating expenses:
Research and development	4,758	3,792	14,099	11,380
Selling, general and administrative	4,427	4,863	12,836	11,478

Total operating expenses	9,185	8,655	26,935	22,858

Income from operations	13,506	6,688	40,036	16,823
Other income (expense):
Change in fair value of warrant liabilities	—	—	—	(4,025)
Other income (expense), net	(43)	(16)	166	(1)

Other income (expense) — net	(43)	(16)	166	(4,026)

Income before income taxes	13,463	6,672	40,202	12,797
Income tax provision	2,887	1,955	9,147	5,998

Net income	10,576	4,717	31,055	6,799
Net income allocable to preferred stockholders	5,157	3,684	20,618	5,631

Net income per share attributable to common stockholders	$5,419	$1,033	$10,437	$1,168

Basic	$0.11	$0.06	$0.36	$0.07

Diluted	$0.10	$0.05	$0.34	$0.06

Weighted average shares outstanding in computing net income per share attributable to common stockholders:
Basic	49,890	17,815	28,770	17,575

Diluted	55,294	22,281	33,591	22,144
Pro forma net income per share of common stock:
Basic	$0.14	$0.07	$0.44	$0.10
Diluted	$0.13	$0.06	$0.41	$0.09
Weighted average shares outstanding pro forma:
Basic	74,541	68,126	70,976	67,886
Diluted	80,387	74,143	76,679	74,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	January 1, 2012	December 26, 2010
Cash flows from operating activities:
Net income	$31,055	$6,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,465	1,329
Loss (gain) on disposal of property and equipment	(160)	74
Stock-based compensation expense	2,507	1,642
Change in fair value of warrant liability	—	4,025
Deferred income tax assets	175	393
Write-off of deferred offering costs	—	1,388
Changes in operating assets and liabilities:
Accounts receivable	(536)	(4,661)
Inventories	(851)	(6,571)
Prepaid expenses and other current assets	(585)	341
Other assets	(1,603)	(358)
Accounts payable	(2,297)	(1,707)
Accrued liabilities	4,393	2,215
Advances from customer	—	(16)

Net cash provided by operating activities	33,563	4,893

Cash flows from investing activities:
Purchase of property and equipment	(1,669)	(2,001)
Proceeds from the sale of property and equipment	188	—
Sale of available for sale investments	7,793	141
Purchase of available for sale investments	(8,025)	(5,233)
Changes in restricted time deposits	—	(88)

Net cash used in investing activities	(1,713)	(7,181)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting commissions	69,750	—
Net proceeds from issuance of preferred stock	499	—
Proceeds from issuance of common stock	969	582
Payments of offering costs	(1,717)	(1,388)
Proceeds from long-term debt and capital lease obligations	—	43
Payments of long-term debt and capital lease obligations	(19)	(353)
Payments of refundable customer advances	—	(4,000)

Net cash provided by (used in) financing activities	69,482	(5,116)

Net increase (decrease) in cash and cash equivalents	101,332	(7,404)
Cash and cash equivalents:
Beginning of period	$28,795	$22,394

End of period	$130,127	$14,990
Supplemental disclosures of cash flow information:
Cash paid for interest	$22	$16

Cash paid for income taxes	$6,586	$6,235

Noncash investing and financing activities:
Unpaid accounts payable for property and equipment purchased	$204	$261

Unrealized gain from available for sale investments	$5	$24

Fixed assets acquired under capital leases	$40	$43

Unpaid deferred offering costs	$357	$21

Reclassification of warrants from liabilities to equity	$—	$11,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Business

InvenSense, Inc. (“the Company”) was incorporated in California in June 2003 and reincorporated in Delaware in January 2004. The Company designs, develops, markets and sells MEMS gyroscopes for motion processing solutions in consumer electronics and is dedicated to bringing the best-in-class size, performance and cost solutions to market. Targeting applications in video gaming devices, smartphones, tablet devices, digital still and video cameras, smart TVs, 3D mice, wearable health and fitness monitors, Optical Image Stabilization, and portable navigation devices, the Company delivers leading generation of motion processing solutions based on its advanced multi-axis gyroscope technology.

The Company has filed a prospectus pursuant to Rule 424(b) under the Securities and Exchange Act, as amended (hereafter referred to as the “Prospectus”) with the U.S. Securities and Exchange Commission (the “SEC”) on November 16, 2011. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended April 3, 2011 included in the Prospectus.

In November 2011, the Company closed its initial public offering of 11,500,000 shares of its common stock (inclusive of 1,500,000 shares of common stock sold by certain selling stockholders from the full exercise of the overallotment option of shares granted to the underwriters) (the “IPO”). The public offering price of the shares sold in the offering was $7.50 per share. The total gross proceeds from the offering to the Company were $75 million and after deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $67.7 million. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into shares of common stock and outstanding warrants to purchase convertible preferred stock automatically converted into warrants to purchase shares of common stock.

Fiscal Year

The Company’s fiscal year is a 52 or 53 week period ending on the Sunday closest to March 31. The Company’s two most recent fiscal years (“Fiscal 2011” and “Fiscal 2010”, respectively) ended on April 3, 2011, and March 28, 2010, respectively. The third fiscal quarter in each of the two most recent fiscal years ended on December 26, 2010 (“three months ended December 26, 2010”) and January 1, 2012 (“three months ended January 1, 2012”), respectively. Hereafter, reference to “December 2010”, “April 2011”, and “January 2012” will denote those period-end dates.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

The condensed consolidated balance sheet as of April 3, 2011, included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, and cash flows for the interim periods. The results of operations for periods ended January 1, 2012 is not necessarily indicative of the results to be expected for the fiscal year ending April 1, 2012 or for any future year or interim period.

Basis of Consolidation

All intercompany transactions and balances have been eliminated upon consolidation. The functional currency of each of the Company’s subsidiaries is the U.S. dollar. Foreign currency gains or losses are recorded as other expenses, net in the condensed consolidated statements of income.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates included in the condensed consolidated financial statements include inventory valuation, preferred stock warrant valuation, warranty reserves, valuation allowance for recorded deferred tax assets and valuation of common and convertible preferred stock. These estimates are based upon information available as of the date of the condensed consolidated financial statements, and actual results could differ from those estimates.

Segment Information

The Company operates in one operating segment by designing, developing, manufacturing and marketing linear and mixed-signal integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 280 “Segment Reporting”. Enterprise-wide information is provided in accordance with ASC 280. Geographical revenue information is based on customers’ ship-to location. Long-lived assets consist of property and equipment. Property and equipment information is based on the physical location of the assets at the end of each fiscal period.

Long-lived assets by country were as follows:

Country	January 2012	April 2011
	(in thousands)
Taiwan	$2,848	$2,309
United States	1,033	1,137
Other	31	46

	$3,912	$3,492

Net revenues from unaffiliated customers by geographic region were as follows:

	Three Months Ended		Nine Months Ended
Region	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
	(in thousands)
Asia	$39,313	$26,553	$108,722	$71,179
North America	1,791	426	10,887	748
Europe	125	191	281	768

	$41,229	$27,170	$119,890	$72,695

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Concentration of Credit Risk

At January 2012, three customers each accounted for 29%, 18% and 12% of total accounts receivable. At April 2011, three customers each accounted for 43%, 16% and 16% of total accounts receivable. No other customer accounts for more than 10% of total accounts receivable at January 2012 or April 2011.

For the three months ended January 1, 2012, three customers each accounted for 41%, 17% and 13% of total net revenue. For the nine months ended January 1, 2012, three customers each accounted for 34%, 17% and 10% of total net revenue. For the three months ended December 26, 2010, one customer accounted for 84% of total net revenue. For the nine months ended December 26, 2010, one customer accounted for 80% of total net revenue. No other customer accounted for more than 10% of total net revenue for the three and nine months ended January 1, 2012 or the three and nine months ended December 26, 2010.

Warranty

The Company’s warranty agreements are contract and component specific and can be up to three years for selected components. The Company accrues for anticipated warranty costs upon shipment based on the number of shipped units, historical analysis of the volume of product returned under the warranty program and management’s judgment regarding anticipated rates of warranty claims and associated repair costs. The following table summarizes the activity related to the product warranty liability during the nine months ended January 1, 2012 and Fiscal 2011:

	Nine Months Ended January 1, 2012	Fiscal 2011
	(in thousands)
Beginning balance	$697	$480
Provision for warranty	300	769
Less: actual warranty costs	(85)	(552)

Ending balance	$912	$697

Deferred Offering Costs

Costs directly associated with the Company’s IPO were capitalized and were included in other assets on the Company’s condensed consolidated balance sheets for periods presented prior to January 2012. Upon completion of the Company’s IPO during November 2011, deferred offering costs of $2.1 million were recorded as a reduction of the proceeds received in arriving at the amount recorded in stockholders’ equity. There were no deferred offering costs capitalized and included in other assets at January 2012. Deferred offering costs of $1.4 million were expensed in the nine months ended December 26, 2010 (included in selling, general and administrative expenses on the condensed consolidated statements of income) after the IPO had been postponed for more than 90 days. Deferred offering costs capitalized at April 2011 were $23,000.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Net Income Per Share

Basic and diluted net income per common share are presented in conformity with the two-class method required for participating securities for the period prior to their conversion upon the Company’s initial public offering in November 2011 when all preferred shares were converted to common stock.

Prior to the initial public offering, holders of Series C convertible preferred stock were entitled to receive noncumulative dividends at the annual rate of $0.09840 per share prior to the payment of dividends on any other shares of the Company’s stock. Once the payment of Series C convertible preferred stock had been completed, holders of Series A convertible preferred stock were entitled to receive noncumulative dividends at the annual rate of $0.08000 per share of Series A convertible preferred stock and Series B convertible preferred stock were entitled to receive noncumulative dividends at the annual rate of $0.14864 per share, payable on a pari passu basis, prior and in preference to any dividends on any other shares of the Company’s common stock. In the event a dividend was paid on common stock, Series A, Series B, and Series C convertible preferred stockholders were entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis).

Under the two-class method, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period non-cumulative dividends allocable to Series A, Series B and Series C convertible preferred stock holders, between common stock and Series A, Series B and Series C convertible preferred stock for the period prior to their conversion upon the Company’s initial public offering. In computing diluted net income attributed to common stockholders, undistributed earnings are reallocated to reflect the potential impact of dilutive securities. Basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period, which excludes dilutive unvested restricted stock.

Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding, including unvested restricted stock, certain preferred stock warrants, (which were converted into common stock warrants at the completion of the Company’s IPO), and potential dilutive common shares assuming the dilutive effect of outstanding stock options using the treasury stock method.

Pro forma diluted net income per share was computed to give effect to the conversion of the Series A, Series B, and Series C convertible preferred shares and certain preferred stock warrants both using the as-if converted method into common shares as if the conversion had occurred as of the beginning of each period presented.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
	(in thousands except per share data)
Net income attributable to common stockholders:
Numerator:
Basic:
Net income	$10,576	$4,717	$31,055	$6,799
Non-cumulative dividends on convertible preferred stock	(385)	(762)	(1,914)	(2,285)
Undistributed earnings attributable to convertible preferred stock	(4,772)	(2,922)	(18,704)	(3,346)

Net income attributable to common stockholders—basic	$5,419	$1,033	$10,437	$1,168

Diluted:
Net income	$10,576	$4,717	$31,055	$6,799
Non-cumulative dividends on convertible preferred stock	(393)	(787)	(1,967)	(2,360)
Undistributed earnings attributable to convertible preferred stock	(4,464)	(2,749)	(17,600)	(3,111)

Net income attributable to common stockholders—diluted	$5,719	$1,181	$11,488	$1,328

Denominator:
Basic shares:
Weighted average shares used in computing basic net income per common share	49,890	17,815	28,770	17,575

Diluted shares:
Weighted average shares used in computing basic net income per common share	49,890	17,815	28,770	17,575
Effect of potentially dilutive securities:
Stock options	4,932	4,466	4,641	4,569
Unvested restricted stock	30	—	3	—
Common stock warrants	442	—	177	—

Weighted average shares used in computing diluted net income per common share	55,294	22,281	33,591	22,144

Net income per common share:
Basic	$0.11	$0.06	$0.36	$0.07
Diluted	$0.10	$0.05	$0.34	$0.06
Shares used in computing pro forma net income per share :
Basic shares:
Weighted average common shares used in computing basic net income per common share	49,890	17,815	28,770	17,575
Pro forma weighted average conversion of convertible preferred stock	24,651	50,311	42,206	50,311

Weighted average shares used in computing pro forma basic net income per share	74,541	68,126	70,976	67,886

Diluted shares:
Weighted average shares used in computing pro forma basic net income per share	74,541	68,126	70,976	67,886
Effect of potentially dilutive securities:
Employee stock options	4,932	4,466	4,641	4,569
Unvested restricted stock	30	—	3	—
Common stock warrants	442	—	177	—
Pro forma weighted average conversion of convertible preferred stock warrants	442	1,551	882	1,566

Weighted average shares used in computing pro forma diluted net income per share	80,387	74,143	76,679	74,021

Pro forma net income per common share:
Basic	$0.14	$0.07	$0.44	$0.10
Diluted	$0.13	$0.06	$0.41	$0.09

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following summarizes the potentially dilutive securities outstanding at the end of each period that were excluded from the computation of diluted net income per common share for the periods presented as their effect would have been antidilutive :

	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
	(in thousands except per share data)
Employee stock options	648	1,647	923	1,763

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 amended ASC 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in GAAP and International Financial Reporting Standards (IFRSs). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change particular principles in ASC 820. In addition, ASU No. 2011-04 requires additional fair value disclosures. The amendments are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011, which is the Company’s fourth quarter of fiscal year 2012. The Company is currently evaluating the impact, if any, that ASU No. 2011-04 may have on its financial condition and results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. ASU No. 2011-05 amended ASC 320, “Comprehensive Income, to converge the presentation of comprehensive income between U.S GAAP and IFRS.” ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements and requires reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement in changes of stockholders equity. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which will be the Company’s fiscal year 2013. The adoption of ASU No. 2011-05 will affect the presentation of comprehensive income but will not impact the Company’s financial condition or results of operations.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

2.	Fair Value of Financial Instruments

The Company applies the provisions of ASC 820-10 for fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. ASC 820-10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The standard describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value. The inputs for the first two levels are considered observable and the last is unobservable and include the following:

Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2—Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

Level 3—Unobservable inputs in which there is little or no market data, and as a result, prices or valuation techniques are employed that require inputs that are significant to the fair value measurement.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value. The Company chose not to elect the fair value option as prescribed by ASC 825-10-05 “Fair Value Option” for its financial assets and liabilities that had not been previously carried at fair value. Therefore, financial assets and liabilities not carried at fair value, such as accounts payable, are still reported at their carrying values.

Cash Equivalents and Available for Sale Investments

At January 1, 2012, of the $130.1 million of cash and cash equivalents, $117.0 million was cash and $13.2 million was cash equivalents invested in money market funds. Additionally, the Company had available for sale investments totaling $9.5 million. As shown in the table below, the money market funds as well as the U.S Treasury investments held by the Company were classified as Level 1 assets. The U.S. Agency Securities investments were classified as Level 2 assets where the fair value was determined from non-binding market consensus prices that are corroborated by observable market data.

At April 3, 2011, of the $28.8 million of cash and cash equivalents, $15.1 million was cash and $13.7 million was cash equivalents invested in money market funds. Additionally, the Company had available for sale investments totaling $9.3 million. As shown in the table below, the money market funds as well as the U.S. Treasury investments held by the Company were classified as Level 1 assets. The U.S. Agency Securities investments were classified as Level 2 assets where the fair value was determined from non-binding market consensus prices that are corroborated by observable market data.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Fair value measurements at each reporting date were as follows:

January 2012:

Assets measured at fair value on a recurring basis were presented in the Company’s condensed consolidated balance sheet as of January 1, 2012.

	January 2012 Balance	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3
	(in thousands)
Money Market Funds	$13,154	$13,154	$—	$—
U.S. Treasury	4,009	4,009	—	—
U.S. Agency Securities	5,507	—	5,507	—

Total	$22,670	$17,163	$5,507	$—

Cash equivalents	$13,154	$13,154	$—	$—
Short-term investments	9,516	4,009	5,507	—

Total	$22,670	$17,163	$5,507	$—

	January 2012 Amortized Cost	Unrealized Gain	January 2012 Estimated FMV
U.S. Treasury	$4,009	$—	$4,009
U.S. Agency Securities	5,502	5	5,507

Total Available for Sale Investments	$9,511	$5	$9,516

Cash			116,973

Cash equivalents			13,154
Total Aggregate Fair Value			$139,643

There were no transfers of assets measured at fair value between Level 1 and Level 2 during the nine months ended January 1, 2012.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

April 2011:

Assets measured at fair value on a recurring basis were presented in the Company’s condensed consolidated balance sheet as of April 3, 2011.

	April 2011 Balance	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3
	(in thousands)
Money Market Funds	$11,670	$11,670	$—	$—
U.S. Treasury	7,093	7,093	—	—
U.S. Agency Securities	4,187	—	4,187	—

Total	$22,950	$18,763	$4,187	$—

Cash equivalents	$13,670	$11,670	$2,000	$—
Short-term investments	9,280	7,093	2,187	—

Total	$22,950	$18,763	$4,187	$—

	April 2011 Amortized Cost	Unrealized Gain	April 2011 Estimated FMV
	(in thousands)
U.S. Treasury	$7,093	$—	$7,093
U.S. Agency Securities	2,177	10	2,187

Total Available for Sale Investments	$9,270	$10	$9,280

Cash			15,125
Cash equivalents			13,670

Total Aggregate Fair Value			$38,075

There were no transfers of assets measured at fair value between Level 1 and Level 2 during the fiscal year ended April 3, 2011.

Preferred Stock Warrants—As explained in Note 6, as of March 30, 2009 (the first day of Fiscal 2010), the Company adopted ASC 815-40-15. The Company calculated the fair value of the preferred stock warrants by utilizing the Black-Scholes option pricing model. The adoption of this authoritative guidance resulted in a reclassification of the estimated fair value of outstanding warrants from stockholders’ equity to a liability for Fiscal 2010. Additionally, the warrants were marked to market through June 25, 2010, with changes in the fair value being recorded within the change in fair value of warrants liability line item in the Company’s condensed consolidated statements of income. The use of the Black-Scholes option pricing model is deemed a “Level 3” valuation method. On June 25, 2010, the Company amended its Certificate of Incorporation to remove the provisions that had previously resulted in the outstanding preferred stock warrants being classified as a long-term liability under ASC 815-40-15. (See Note 6.) Under ASC 815-40-15, on the date of amendment, the warrants were considered to be indexed to the Company’s stock, and accordingly, the total warrants liability of $11,877,000 was reclassified and included in stockholders’ equity in Fiscal 2011.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table provides a roll-forward of the fair value of the preferred stock warrant liability categorized with Level 3 inputs:

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3
	(in thousands)
Preferred stock warrant liability, March 28, 2010	$—	$—	$7,852

Increase in fair value	—	—	4,025
Reclassified to preferred stockholders’ equity	—	—	(11,877)

Preferred stock warrant liability — April 3, 2011 and January 1, 2012	$—	$—	$—

3.	Balance Sheet Details

Inventories

Inventories at January 2012 and April 2011 consisted of the following:

	January 2012	April 2011
	(in thousands)
Work in progress	$5,770	$13,258
Finished goods	10,289	1,950

Total Inventory	$16,059	$15,208

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at January 2012 and April 2011 consisted of the following:

	January 2012	April 2011
	(in thousands)
Prepaid expenses	$1,302	$756
Advance to vendors	395	455
Tax receivable	532	458
Deferred tax assets	593	553
Other current assets	108	27

Total prepaid expenses and other current assets	$2,930	$2,249

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company has signed agreements with four major foundry vendors to facilitate and expand their capacity for the Company’s products. The Company paid $1.7 million and $0.5 million, respectively, in advance payments to certain of these foundry vendors in the nine months ended January 1, 2012 and Fiscal 2011. The portion of advance payments to foundry vendors classified as current assets on the Company’s condensed consolidated balance sheets was $0.4 million and $0.5 million for the same fiscal periods, respectively. These advances have been partially offset by the purchases from these vendors. The agreements allow the Company to offset these advances against wafer purchases from the foundries at various agreed upon rates. The advances to these vendors are generally fully offset by future purchases from these vendors.

Property and Equipment

Property and equipment at January 2012 and April 2011 consisted of the following:

	January 2012	April 2011
	(in thousands)
Production and lab equipment	$6,574	$5,573
Computer equipment and software	740	605
Equipment under construction	317	305
Leasehold improvements and furniture and fixtures	746	692

Subtotal	$8,377	$7,175
Accumulated depreciation and amortization	(4,465)	(3,683)

Property and equipment—net	$3,912	$3,492

Depreciation and amortization expense for the three and nine months ended January 1, 2012 was $0.5 million and $1.5 million, respectively. Depreciation and amortization expense for the three and nine months ended December 26, 2010 was $0.4 million and $1.3 million, respectively. Equipment under construction consists primarily of production and lab equipment. Equipment under construction is not subject to depreciation until it is available for its intended use. Capitalized leases consist of office equipment. For both the three and nine months ended January 1, 2012 new capitalized leases totaled $40,000. During the three and nine months ended December 26, 2010, new capitalized leases totaled nil and $43,000, respectively.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Accrued Liabilities

Accrued liabilities at January 2012 and April 2011 consisted of the following:

	January 2012	April 2011
	(in thousands)
Engineering services	$170	$187
Payroll-related expenses	1,700	1,390
Bonus	2,453	1,091
Legal fees	634	433
Warranty reserves	912	697
Deferred revenue	128	64
Income tax payable	336	144
Other	611	301

Total accrued liabilities	$6,944	$4,307

4.	Long-Term Debt

Long-term debt at January 2012 and April 2011 consisted of the following:

	January 2012	April 2011
	(in thousands)
Capital lease obligations	$56	$34
Less: current portion of long-term debt	27	18

Total long-term debt	$29	$16

Annual maturities of long-term debt at January 2012 are as follows:

Amount
(in thousands)
Fiscal Years Ending March or April
2012 (remaining three months)	$7
2013	27
2014	13
2015	9

$56

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5.	Commitments and Contingencies

Operating Lease Obligations

The Company has non-cancelable operating leases for its facilities through fiscal year 2015.

Future minimum lease payments under operating leases as of January 1, 2012 are as follows:

Fiscal Years Ending March or April	Amount
(in thousands)
2012 (remaining three months)	$328
2013	618
2014	240
2015	153

Total	$1,339

The Company’s lease agreements provide for rental payments which have certain lease incentives and graduated rental payments. As a result, the rent expense is recognized on a straight-line basis over the term of the lease. The Company’s rental expense under operating leases was approximately $0.4 million and $1.2 million for the three and nine months ended January 1, 2012, respectively. The Company’s rental expense under operating leases was approximately $0.4 million and $1.1 million for the three and nine months ended December 26, 2010, respectively.

Purchase Commitments

The Company has non-cancelable purchase commitments with its foundry vendors through 2012. Future minimum payments under the purchase commitments as of January 1, 2012 are as follows:

Fiscal Years Ending March or April	Amount
(in thousands)
2012 (remaining three months)	$7,741
Beyond 2012	2,601

Total	$10,342

401(k) Savings Plan

In November 2004, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Company contributions to the plan may be made at the discretion of the Board of Directors. To date, no contributions have been made to the plan by the Company.

Legal Proceedings

The Company is also subject to various legal proceedings and claims arising in the ordinary course of business including patent infringement claims. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material effect on the Company’s business, financial position, results of operations or cash flows.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On July 20, 2010, plaintiff Wacoh Company filed a complaint in the District of Delaware against the Company and four other companies in the business of making gyroscopes for various applications, alleging infringement of U.S. Patent Nos. 6,282,956 and 6,865,943. The complaint sought unspecified monetary damages, costs, attorneys’ fees and other appropriate relief. In January 2012, the Company prevailed on a motion to sever the case against it from the cases against other companies and to transfer the case to the Northern District of California. The Company intends to continue to contest the case vigorously. The Company’s management believes that this lawsuit has no merit and believes that the overall outcome of this complaint will not have a material effect on the Company’s business, financial position, results of operations, or cash flows.

The Company indemnifies certain customers, distributors, suppliers and subcontractors for attorney fees and damages and costs awarded against such parties in certain circumstances in which the Company’s products are alleged to infringe third-party intellectual property rights, including patents, registered trademarks or copyrights. There were no indemnification costs in the three and nine months ended December 26, 2010 or the three and nine months ended January 1, 2012. Indemnification costs are charged to operations as incurred.

The Company’s Second Amended and Restated Bylaws require the Company to indemnify its directors and officers and employees to the fullest extent permitted by the Delaware General Corporation Law (DGCL). In addition, certain of the Company’s current directors, including the Company’s chief executive officer have entered into separate indemnification agreements with the Company. The Company’s Second Amended and Restated Certificate of Incorporation, as amended, limit the liability of directors to the Company or its stockholders to the fullest extent permitted by the DGCL. The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters.

6.	Stockholders’ Equity

In connection with the completion of the IPO, all outstanding shares of convertible preferred stock were converted into the Company’s common stock. As a result, following the IPO, the Company has no outstanding shares of convertible preferred stock.

The following table presents shares of convertible preferred stock authorized and issued and outstanding as of the periods presented:

	As of April 2011
Series	Period Issued	Price Per Share	Preferred Stock	Shares Authorized	Shares Outstanding	Liquidation Value
	(in thousands except per share data)
Series A	April 2004	$1.000	$9,019	8,060	8,000	$8,000
Series B	December 2006	$1.858	22,341	6,566	5,920	11,000
Series C	March to May 2009	$1.225	18,881	15,510	15,510	19,000

Total			$50,241	30,136	29,430	$38,000

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Preferred Stock Warrants

The Company adopted ASC 815-40-15 effective on March 30, 2009 (the first day of Fiscal 2010). Under the provisions of ASC 815, the Company records increases or decreases in fair value at each balance sheet date of the preferred stock warrant liability in the condensed consolidated statements of income.

During the first quarter of Fiscal 2011, the Company recorded an increase in the change in fair value of the warrants of $4,025,000. On June 25, 2010, the Company amended its Certificate of Incorporation to remove the provisions that had previously resulted in the outstanding preferred stock warrants being classified as a long-term liability under ASC 815-40-15. On the date of this amendment, the warrants were considered, under ASC 815-40-15, to be indexed to the Company’s stock and accordingly, the fair value of the warrant liability on the date of the amendment, $11,877,000, was reclassified into stockholders’ equity (as a component of the series of preferred stock into which the warrants were exercisable).

As of June 25, 2010 (the date of amendment of the Certificate of Incorporation), the fair value of the above warrants using the Black-Scholes option pricing model and underlying assumptions was as follows:

	As of June 25, 2010
	Series A	Series B
Warrant valuations (in thousands)	$1,049	$10,828
Risk-free interest rate	1.1%	1.1% - 1.9%
Life (years)	2.5	2.8 - 4.8
Volatility	53.4%	49.2% - 52.6%
Expected dividends	0%	0%
Fair value of preferred stock	$18.45	$18.45

The Company determined that the use of a Black-Scholes option pricing model was appropriate in determining the fair value of the warrants in light of management’s determination, at each of the above dates, that the likelihood of raising equity at a price below the previous rounds of equity was remote in light of a number of factors including the Company’s historical operating income, which has provided cash flows from operating activities.

Stock Plans

In July 2011, the Company’s Board of Directors and its stockholders approved the establishment of the 2011 Stock Incentive Plan (the “2011 Plan”). As of January 1, 2012 the Company has reserved for issuance under the 2011 Plan a total of 10,278,259 shares, plus any additional shares that would otherwise return to the 2004 Plan between October 2, 2011 and January 1, 2012 as a result of forfeiture, termination or expiration of awards previously granted under the 2004 Plan. In addition, the 2011 Plan provides for annual increases in the number of shares available for issuance there under on the first business day of each fiscal year, beginning with the Company’s fiscal year following the year of this offering, equal to four percent (4%) of the number of shares of the Company’s common stock outstanding as of such date.

In November 2011, in connection with the Company’s IPO, each of the Company’s three non-employee directors that did not have existing grants as of that time was granted an option to purchase 20,000 shares of our common stock, for an aggregate of 60,000 shares of common stock. The stock options were granted under the 2011 Stock Incentive Plan, had an exercise price of $7.50 per share and vest monthly over a one-year period.

Under the Company’s 2004 Stock Incentive Plan and 2011 Stock Incentive Plan (the “Plans”), the Board of Directors may grant either incentive stock options, nonqualified stock options, or stock awards to eligible persons, including employees, nonemployees, members of the Board of Directors, consultants and other independent advisors who provide services to the Company.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Incentive stock options may only be granted to employees and at an exercise price of no less than fair value on the date of grant. Nonqualified stock options may be granted at an exercise price of no less than 100% of fair value on the date of grant. For owners of more than 10% of the Company’s common stock, options may only be granted for an exercise price of not less than 110% of fair value, and these options generally expire 10 years from the date of grant. Stock options may be exercisable immediately but subject to repurchase. Stock options vest over the period determined by the Board of Directors, generally four years.

Stock option activities of the Company under the Plans are as follows (in thousands except per share amounts):

	Options Available for Grant	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—April 3, 2011	1,457	8,198	$2.24	7.7	$31,452
Options granted (weighted-average fair value of $3.01 per share)	(589)	589	6.11
Options exercised	—	(184)	1.99
Options canceled	181	(181)	4.52

Balance—July 3, 2011	1,049	8,422	$2.46
Increase in option pool	11,835
Options granted (weighted-average fair value of $3.58 per share)	(928)	928	7.32
Options exercised	—	(151)	2.24
Options canceled	157	(157)	4.25

Balance—October 2, 2011	12,113	9,042	$2.93
Options granted (weighted-average fair value of $3.57 per share)	(2,418)	2,418	8.13
Options exercised	—	(102)	2.62
Options canceled	166	(166)	5.27

Balance—January 1, 2012	9,861	11,192	4.03	7.9	$66,513

April 3, 2011
Vested and expected to vest		6,869	$1.82	7.5	$29,209

Exercisable—April 3, 2011		4,077	$1.13	6.9	$20,135

July 3, 2011
Vested and expected to vest		7,582	$2.26	7.6	$38,381

Exercisable— July 3, 2011		4,382	$1.18	6.8	$26,903

October 2, 2011
Vested and expected to vest		8,215	$2.72	7.5	$36,335

Exercisable—October 2, 2011		4,706	$1.30	6.6	$27,431

January 1, 2012
Vested and expected to vest		10,032	$3.73	7.8	$62,561

Exercisable—January 1, 2012		4,964	$1.34	6.5	$42,773

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Restricted stock award activities of the Company under the Plans are as follows (in thousands except per share amounts):

Restricted stock awards activity	Shares (in thousands)	Weighted average grant date fair value
Nonvested at October 2, 2011
Granted	78.00	$10.10
Vested	—	—
Forfeited	—	—

Total nonvested at January 1, 2012	78.00	$10.10

At January 1, 2012, there was approximately $0.5 million of total unrecognized compensation cost, restricted stock awards, as measured, which the Company expects to recognize over a weighted-average period of 2.09 years.

Additional information regarding options outstanding as of January 2012 and April 2011 is as follows (in thousands except per share amounts):

Options Outstanding January 2012
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price of Options Outstanding	Number Exercisable	Weighted- Average Exercise Price of Options Exercisable
$0.04 - $0.08	68	3.88	0.07	68	0.07
$0.11 - $0.172	357	4.94	0.15	357	0.15
$0.32 - $0.70	3,060	6.03	0.60	2,847	0.59
$1.02 - $2.97	2,475	7.64	2.48	1,385	2.39
$5.07 - $10.00	4,636	9.37	6.66	307	5.28
$10.10 - $10.10	596	9.91	10.10	—	—

	11,192	7.92	4.03	4,964	1.34

Options Outstanding April 2011
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price of Options Outstanding	Number Exercisable	Weighted- Average Exercise Price of Options Exercisable
$0.04 - $0.08	68	4.63	$0.07	68	$0.07
$0.11 - $0.172	376	5.69	0.16	376	0.16
$0.32 - $0.70	3,130	6.75	0.60	2,358	0.58
$1.02 - $2.97	2,974	7.66	2.49	1,215	2.36
$5.07 - $6.11	1,650	8.14	5.45	60	5.08

	8,198	7.68	$2.24	4,077	$1.13

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of April 2011, the Plans had accumulated 15,845,000 reserved shares, and 9,655,000 shares were available for future issuance. During Fiscal 2012, the Board of Directors and the stockholders approved an additional 11,835,000 shares to be available for grant under the Plans. By January 1, 2012, the Plans had accumulated 27,680,000 reserved shares, and 21,053,000 shares were available for future issuance.

January 2012 Shares
(in thousands)
Shares issuable under plans:
Options issued and outstanding	11,192
Restricted stock awards granted	78
Shares remaining for issuance under plans	9,783

21,053

Reserved in Plans	27,680
Less: Options exercised	(7,716)
Less: Restricted stock awards	(26)
Add: Repurchases of unvested shares	1,115

Shares available for future issuance	21,053

Valuation of Stock-Based Awards

The Company applies the provisions of ASC 718-10 “Compensation – Stock Compensation” using the modified prospective method. ASC 718-10 establishes accounting for stock-based awards based on the fair value of the award measured at grant date. Accordingly, stock-based compensation cost is recognized in the condensed consolidated statements of income as a component of both cost of revenues and operating expenses over the requisite service period. The fair value of stock options granted or modified after March 31, 2006, is recognized as compensation expense using the Black-Scholes option pricing model, single option approach. ASC 718-10 requires tax benefits in excess of compensation cost to be reported as a financing cash flow rather than as a reduction of taxes paid. The determination of the fair value of stock-based payment awards on the date of grant using the Black-Scholes option pricing model is affected by the volatilities of a peer group of companies based on industry, stage of life cycle, size and financial leverage, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Variables to be determined include expected volatility, estimated term and risk-free interest rate.

Expected Term

The Company has elected to use the simplified method described in Staff Accounting Bulletin No. 110, Topic 14, Share-Based Payment, to compute the expected term.

Expected Volatility

The Company estimates volatility for option grants by evaluating the average historical volatility of peer group companies for the period immediately preceding the option grant for a term that is approximately equal to the option’s expected term.

Risk-Free Interest Rate

The Company bases the risk-free interest rate that it uses in the Black-Scholes option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Expected Dividend

The Company does not anticipate paying any cash dividends in the foreseeable future and, therefore, uses an expected dividend yield of zero in the Black-Scholes option pricing model.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The aggregate intrinsic value of the stock options exercised during the three and nine months ended January 1, 2012 was $0.7 million and $2.2 million, respectively. The aggregate intrinsic value of the stock options exercised during the three and nine months ended December 26, 2010 was $0.7 million and $4.1 million, respectively. The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the estimated fair market value of the underlying common stock at the date of exercise.

The number of options expected to vest takes into account an estimate of expected forfeitures. The remaining unamortized stock-based compensation expense, reduced for estimated forfeitures and related to non-vested options, was $13.3 million at January 2012, and will be amortized over a weighted-average remaining period of approximately three years. Total unrecognized expense will be adjusted for future changes in estimated forfeitures.

The Company used the following weighted-average assumptions in determining stock-based compensation expense for the three and nine months ended January 1, 2012 and the three and nine months ended December 26, 2010:

	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Expected Term	5.6 years	6.1 years	5.8 years	6.1 years
Volatility	48.2%	42.5%	48.7%	42.5% - 49.3%
Risk-free interest rate	1.1%	1.5%	1.5%	1.5% - 3.0%
Dividend yield	0%	0%	0%	0%

Stock-Based Compensation Expense

Total employee stock-based compensation cost for the Company’s stock plans for the three and nine months ended January 1, 2012 and the three and nine months ended December 26, 2010 is as follows:

	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
	(in thousands)
Cost of revenue	$78	$71	$237	$203
Research and development	349	235	995	693
Selling, general and administrative	474	238	1,261	676

Total employee stock-based compensation expense	$901	$544	$2,493	$1,572

Nonemployee Stock-Based Compensation

During the three and nine months ended December 26, 2010, the Company granted 5,000 shares to a non-employee at an exercise price of $5.07 per share. For the three and nine months ended December 26, 2010, the fair value of the options granted to non-employees was estimated using the Black-Scholes option model with the following weighted-average assumptions: no dividend yield for both periods, volatility of 58.1% to 61.1% and 52.0% to 61.1%, respectively, risk-free interest rate of 3.2% to 3.4% and 2.5% to 3.4%, respectively, and a contractual life of 9.3 to 9.8 years for both periods. The Company did not grant shares to non-employees during the nine months ended January 1, 2012.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Total stock-based compensation related to options granted to non-employees was nil and $14,000 for three and nine months ended January 1, 2012, respectively. Total stock-based compensation related to options granted to non-employees was $19,000 and $69,000 in for the three and nine months ended December 26, 2010, respectively. Compensation expense related to non-employee options was recorded in selling, general and administrative expense and research and development expense for the nine months ended January 1, 2012 and in selling, general and administrative expense for the three and nine months ended December 26, 2010 in the condensed consolidated statements of income.

Common Stock

As of January 2012, common stock reserved for future issuance was as follows (in thousands):

Number of Shares
Common stock reserved for issuance	January 2012
Stock Plans:
Outstanding stock options	11,192
Restricted stock awards	78
Reserved for future option grants	9,783

21,053
Common stock warrants	1,075

Total common stock reserved for future issuances	22,128

7.	Income Taxes

In the three and nine months ended January 1, 2012, the Company recorded an income tax provision of $2.9 million and $9.1 million respectively, compared to an income tax provision of $2.0 million and $6.0 million in the three and nine months ended December 26, 2010, respectively. The Company’s estimated 2012 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and the benefit of the federal research and development income tax credit. The income tax provision was also unfavorably impacted by the effects of non-deductible stock-based compensation expense.

The Company files U.S. federal income tax returns as well as income tax returns in California and various foreign jurisdictions. The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of January 2012 because such earnings are to be reinvested indefinitely.

The Company’s tax years from 2003 and onwards could be subject to examinations by tax authorities in one or more tax jurisdictions. The Company has recorded $2.7 million of uncertain tax positions within “other long-term liabilities” on the condensed consolidated balance sheet as at January 2012. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next twelve months. While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, the Company’s provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, the Consolidated Financial Statements and Notes thereto for the year ended April 3, 2011, and with management’s discussion and analysis of our financial condition and results of operations included in our prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on November 16, 2011.

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These forward-looking statements include our expectations as to future sales of consumer electronics devices that could potentially integrate motion processors, our expectation that our products will remain a component of customers’ products throughout any such product’s life cycle, our belief that certain end-markets pose large growth opportunities for motion processing functionality, our ability to protect our intellectual property in the United States and abroad, our belief in the sufficiency of our cash flows to meet our needs and our future financial and operating results. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-Q. These factors include, but are not limited to, the risks described under Item 1A of Part II — “Risk Factors,” Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

Overview

We are the pioneer and a global market leader in intelligent motion processing solutions. Our solutions are comprised of an integrated circuit (IC) that incorporates motion sensors, such as gyroscopes, with associated software on a single chip and are differentiated by their small form factor, high level of integration, performance, reliability and cost effectiveness. While our solutions have broad applicability, we currently target consumer electronics applications such as console and portable video gaming devices, smartphones, tablet devices, digital still and video cameras, smart TVs (including digital set-top boxes, televisions and multi-media HDDs), 3D mice, navigation devices, toys, and health and fitness accessories. We utilize a fabless model, leveraging current CMOS and MEMS foundries and semiconductor packaging supply chains.

We define motion processing as the ability to detect, measure, synthesize, analyze and digitize an object’s motion in three-dimensional space. Our MotionProcessing solutions for consumer electronics applications span increasing levels of integration, from single-axis gyroscopes to fully-integrated, intelligent dual- and three-axis, and the industry’s only six-axis, MotionProcessor units (MPUs). Our technology is comprised of five core proprietary components: our Nasiri-Fabrication platform, our advanced MEMS motion sensor designs, our application-specific mixed-signal circuitry for sensor signal processing, our sensor fusion algorithms in firmware that intelligently assimilate data from multiple sensors for use by end applications, and finally our MotionApps platform consisting of application program interfaces (APIs) and calibration algorithms.

Our current strategy is to continue targeting the consumer electronics market with integrated MotionProcessing solutions that meet or exceed the performance and cost requirements of consumer electronics manufacturers, are easy to integrate and set industry performance benchmarks. Our ability to secure new customers depends on winning competitive processes, known as design wins. These selection processes are typically lengthy, and, as a result, our sales cycles will vary based on the market served, whether the design win is with an existing or a new customer and whether our product being designed into our customer’s device is a first generation or subsequent generation product. Because the sales cycle for our products is long, we can incur design and development support expenditures in circumstances where we do not ultimately recognize any net revenue. We do not receive long-term purchase commitments from any of our customers, all of whom purchase our products on a purchase order basis. While product life cycles in our target market vary by application, once one of our solutions is incorporated into a customer’s design, we believe that our solution is likely to remain a component of the customer’s product for its life cycle because of the time and expense associated with redesigning the product or substituting an alternative solution. The trend is also supported by the increased likelihood that once a customer introduces one of our products into one of their devices, we believe they are likely to introduce it into others. Additionally, once a customer introduces one of our lower functionality sensors into their platforms, we believe they are more likely to adopt our more advanced integrated MotionProcessing solutions.

The history of our product development and sales and marketing efforts is, on a calendar year basis, as follows:

•

From our inception in 2003 through 2005, we were primarily engaged in the design and development of our analog gyroscopes. In this period, we also developed and refined our fabrication process, which we refer to as the Nasiri-Fabrication platform.

•

In 2006, we began volume shipments of our IDG family of integrated X-Y dual-axis analog gyroscopes for the compact digital camera market, the first commercially available sensors of that type. Subsequently, through 2008, we developed and shipped successive generations of these gyroscopes with enhanced performance and reduced die sizes. We began high-volume shipments of our IDG-600 to Nintendo beginning in May 2008.

•

In 2009, we began shipping enhanced and alternative versions of our single- and dual-axis analog gyroscopes as well as our ITG family of X-Y-Z three-axis digital output gyroscopes. We also significantly accelerated shipments of our products due to the broad market adoption of the Nintendo Wii MotionPlus accessory. In addition, we migrated our manufacturing processes to larger wafer sizes enabling significant cost efficiencies.

•

In 2010, we began volume shipments of our MPU-3000 family of motion processors with digital output, three-axis gyroscopes, and software development kits, designed to enable faster motion processing application development. In addition, we started shipping our ITG- and IMU-3000 family of products, which address a broader array of consumer applications than our analog products. We also started sampling our MPU-6000 family of integrated six-axis MotionProcessors that integrate a three-axis gyroscope and three-axis accelerometer on one chip with our MotionApps platform.

•	In 2011, our ITG/IMU/MPU-3000 family of products started high volume shipments for the portable gaming, smart TVs, smartphone and tablet markets.

•	In 2011, we began volume shipments of our MPU-6000 family of motion processors with broad acceptance across the mobile ecosystem.

Our fiscal periods end on Sundays, rather than the end of each calendar period. Our fiscal year is either a 52- or 53-week period, and ends on the Sunday closest to March 31. The third fiscal quarter in each of our two most recent fiscal years ended on January 1, 2011 (“three months ended January 1, 2011”) and December 26, 2010 (“three months ended December 26, 2010”). References to the period end financial data as of the quarter ended January 1, 2012 and fiscal year ended April 3, 2011 are hereafter referred to as “January 2012” and “April 2011”.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenue, costs, and expenses, and any related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and our actual results, our future financial statement presentation, financial condition results of operations and cash flows will be affected.

We believe that the assumptions and estimates associated with revenue recognition, income taxes, inventory valuation stock-based compensation, and financial instruments with characteristics of both liabilities and equity have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to the our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933 with the Securities and Exchange Commission on November 15, 2011 (our “Prospectus”).

Basis of Presentation

Net Revenue

We derive our net revenue from sales of our integrated MotionProcessing solutions. We primarily sell our products through our worldwide sales organization directly to manufacturers of consumer electronics devices. To date, a significant majority of our net revenue has been derived from these direct sales, and we expect this trend to continue for the foreseeable future. We also sell our products through an indirect channel of distributors that fulfill orders for our products from manufacturers of consumer electronics devices, original design manufacturers and contract manufacturers.

We primarily sell our products directly to customers and distributors in Asia, which constituted 91% and 98% of our net revenue for the first nine months of fiscal 2012 and 2011, respectively. For additional information about net revenue by geographic region, refer to note 1 to our condensed consolidated financial statements included in this report.

We believe that a substantial majority of our net revenue will continue to come from sales to customers located in Asia, where most of the manufacturers of consumer electronics devices that use and may in the future use our products are located. As a result of this regional customer concentration, we may be subject to economic and political events and other developments that impact our customers in Asia. For more information, see the section titled “Risk Factors—Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business.”

Gross Profit

Gross profit is the difference between net revenue and the cost of revenue. Cost of revenue primarily consists of manufacturing, packaging, assembly and testing costs for our products, shipping costs, costs of personnel, including stock-based compensation, warranty costs, and write-downs for excess and obsolete inventory.

We price our products based on market and competitive conditions and periodically reduce the price of our products as market and competitive conditions change. Typically we experience price decreases over the life cycle of our products, which may vary by market and customer. As a result, if we are not able to decrease the cost of our products in line with the price decreases of our products, we may experience a reduction in our gross profit. Gross profit has been and will continue to be affected by a variety of factors, including:

•	demand for our products and services;

•	product manufacturing yields;

•	write-downs of inventory for excess quantity and technological obsolescence;

•	new product introductions and enhancements both by us and by our competitors;

•	product mix and average selling prices;

•	the proportion of our products that are sold through direct versus indirect channels;

•	our ability to attain volume manufacturing pricing from our foundry partners and suppliers; and

•	growth in our headcount and other related costs incurred in our organization.

Research and Development

Research and development expense primarily consists of personnel related expenses (including stock based compensation), intellectual property license costs, reference design development costs, development testing and evaluation costs, depreciation expense and allocated occupancy costs. Research and development activities include the design of new products, refinement of existing products and processes and design of test methodologies, including hardware and software to ensure compliance with required specifications. All research and development costs are expensed as incurred. We expect our research and development expenses to increase on an absolute basis as we continue to expand our product offerings and enhance existing products.

Selling, General and Administrative

Selling, general and administrative expense primarily consists of personnel related expenses (including stock based compensation), sales commissions, field application engineering support, travel costs, professional and consulting fees, legal fees, depreciation expense and allocated occupancy costs. We expect selling, general and administrative expenses to increase on an absolute basis in the future as we expand our sales, marketing, finance and administrative personnel, and we incur additional expenses associated with operating as a public company.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities includes the changes in the fair value of our warrants as required by ASC 815-40-15.

Income Tax Provision

The provision for income taxes consists of our estimated Federal, State and foreign income taxes based on our pre-tax income. Our provision differs from the federal statutory rate primarily due to expenses that are not deductible for income taxes such as the changes in fair value of our warrant liability and certain stock-based compensation, research and development credits and state income taxes.

We have expanded our international operations and staff to better support our expansion in international markets. This business expansion has included an international structure that, among other things, consists of research and development cost-sharing arrangements, certain licenses and other contractual arrangements between us and our wholly owned foreign subsidiaries. These arrangements are intended to result in a percentage of our pre-tax income being subject to foreign tax at relatively lower tax rates when compared to the U.S. federal statutory tax rate. As a result, our effective tax rate is expected to be lower than the U.S. federal statutory rate in future fiscal years as we completed the implementation of our international structure in fiscal year 2011. However, the realization of any expected tax benefits is contingent upon numerous factors, including the judgments of tax authorities in several jurisdictions and thus cannot be assured.

Results of Operations

The following table sets forth certain condensed consolidated statement of income data as a percentage of net revenue for the periods indicated.

	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Net revenue	100%	100%	100%	100%
Cost of revenue	45	44	44	45

Gross profit	55	56	56	55

Operating expenses:
Research and development	12	14	12	16
Selling, general and administrative	11	18	11	16

Total operating expenses	23	32	23	32

Income from operations	32	24	33	23
Change in fair value of warrant liabilities	0	0	0	(6)
Other income (expense), net	0	0	0	0

Income before income taxes	32	24	33	17
Income tax provision	7	7	8	8

Net income	25%	17%	25%	9%

Net Revenue

(in thousands)	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Net revenue	$41,229	$27,170	$119,890	$72,695

Net revenue for the third quarter and first nine months of fiscal year 2012 increased by $14.1 million and $47.2 million, or 52% and 65%, from the third quarter and first nine months of fiscal year 2011, respectively, primarily due to higher volume shipments of our more advanced products to an expanded customer base including manufacturers of smartphones, tablet devices and digital television and set-top box remote controls. Total unit shipments increased by 93% and 81% for the third quarter and first nine months of fiscal year 2012, respectively, compared to the same periods of the prior fiscal year. Overall average unit selling price for the third quarter and first nine months of fiscal year 2012 decreased by approximately 21% and 9%, respectively, compared to the same periods of the prior fiscal year as a result of the change in our product mix.

Cost of Revenue and Gross Profit

(in thousands)	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Cost of revenue	$18,538	$11,827	$52,919	$33,014
% of net revenue	45%	44%	44%	45%
Gross profit	$22,691	$15,343	$66,971	$39,681
% of net revenue	55%	56%	56%	55%

Gross profit for the third quarter and first nine months of fiscal year 2012 increased by $7.3 million and $27.3 million, or 48% and 69%, respectively, compared to the same periods of the prior year, due to an increase of unit shipments of our products and year-over-year improvements in our production yields and efficiency.

Gross profit as a percentage of sales, or gross margin, for the same periods also increased due to improvements in our production yields and efficiency, partially offset by a write-down of inventory related to excess and obsolete material for third quarter and first nine months of fiscal year 2012 of $133,000 and $2.3 million, respectively. We expect gross margins to fluctuate during the remainder of fiscal year 2012 due to changes in product mix, average unit selling prices, manufacturing costs and inventory write-downs.

Research and Development

(in thousands)	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Research and development	$4,758	$3,792	$14,099	$11,380
% of net revenue	12%	14%	12%	16%

Research and development expense for the third quarter and first nine months of fiscal year 2012 increased by $1.0 million and $2.7 million, or 25% and 24%, respectively, compared to the same periods of the prior year. The increase for the third quarter of fiscal year 2012 was primarily attributable to increased personnel costs and mask and foundry expenses of $0.5 million and $0.3 million, respectively. The increase for the first nine months was primarily attributable to increased personnel costs, mask and foundry expenses and outside services of $1.3 million, $0.7 million and $0.3 million, respectively. Research and development headcount was 99 at the end of the third quarter of fiscal year 2012 and 83 at the end of the third quarter of fiscal year 2011.

Selling, General and Administrative

(in thousands)	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Selling, general and administrative	$4,427	$4,863	$12,836	$11,478
% of net revenue	11%	18%	11%	16%

Selling, general and administrative expense for the third quarter of fiscal year 2012 decreased by $0.4 million or 9% compared to the same period in the prior year. The decrease in the third quarter of 2012 was primarily attributable to the write-off of deferred offering costs of $1.4 million in the third quarter of 2011, partially offset by increased personnel costs of $0.6 million in the third quarter of 2012. Selling, general and administrative expense for the first nine months of fiscal year 2012 increased by $1.4 million or 12% compared to the same period in the prior year. The increase in the first nine months of 2012 was primarily attributable to increased personnel costs of $2.1 million, increased travel and entertainment costs of $0.2 million, increased facilities cost of $0.2 million, partially offset by the write-off of deferred offering costs of $1.4 million in the third quarter of 2011. Selling, general and administrative headcount increased to 88 at the end of the third quarter of fiscal year 2012 from 68 at the end of the third quarter of fiscal year 2011.

Income From Operations

	Three Months Ended		Nine Months Ended
(in thousands)	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Income from operations	$13,506	$6,688	$40,036	$16,823
% of net revenue	32%	24%	33%	23%

Income from operations for the third quarter and first nine months of fiscal year 2012 increased by $6.8 million and $23.2 million, or 102% and 138%, respectively, compared to the same periods of the prior year, primarily due to increased unit shipments, increased gross profit and lower operating expenses as a percentage of sales.

Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
(in thousands)	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Change in fair value of warrant liabilities	$—	$—	$—	$(4,025)
Other income (expense), net	(43)	(16)	166	(1)

Total	$(43)	$(16)	$166	$(4,026)
% of net revenue	—%	—%	—%	(6	) %

Other income (expense), net was $(43,000) and $166,000 for the third quarter and first nine months of fiscal year 2012, respectively, compared to $(16,000) and $(4.0) million for the same periods in the prior year. The change in other income (expense) for the third quarter of fiscal 2012 was relatively flat as a percentage of net revenue compared to the same period in the prior year. The change in other income (expense), for the first nine months of fiscal 2012 compared to the same period in the prior year was primarily due to changes in fair value of warrant liabilities in the first nine months of fiscal 2011.

Effective June 25, 2010, we amended our certificate of incorporation to remove certain provisions from our preferred stock that had resulted in our warrants being previously classified as liabilities. On that date, the fair value of the warrants, $11.9 million, was reclassified to stockholders’ equity. Accordingly, for periods after June 27, 2010, we were not required to reflect changes in fair value of warrant liabilities in our condensed consolidated statements of income.

Income Tax Provision

(in thousands)	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Income tax provision	$2,887	$1,955	$9,147	$5,998
% of net revenue	7%	7%	8%	8%

The increase in the provision for income taxes was primarily due to the increase in income before taxes to $13.5 million and $40.2 million for the third quarter and first nine months of fiscal year 2012, respectively, compared to $6.7 million and $12.8 million for the same periods in the prior year, offset by a lower effective tax rate resulting from the establishment of our international structure in the third quarter of fiscal year 2011.

In the three and nine months ended January 1, 2012, the Company recorded an income tax provision of $2.9 million and $9.1 million respectively, compared to an income tax provision of $2.0 million and $6.0 million in the three and nine months ended December 26, 2010, respectively. The Company’s estimated 2012 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and the benefit of the federal research and development income tax credit. The income tax provision was also unfavorably impacted by the effects of non-deductible stock-based compensation expense.

Net Income

(in thousands)	Three Months Ended		Nine Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Net income	$10,576	$4,717	$31,055	$6,799
% of net revenue	25%	17%	25%	9%

Net income for the third quarter and first nine months of fiscal year 2012 increased by $5.9 million and $24.3 million, or 124% and 357%, respectively, compared to the same periods of the prior year, primarily due to increased unit shipments, increased gross profit, lower operating expenses as a percentage of sales, the absence of charges related to warrants to purchase preferred stock and a decrease in the effective tax rate.

Liquidity and Capital Resources

As of January 1, 2012, we had $139.6 million of cash, cash equivalents and short-term investments. We believe our current cash, along with net cash provided by operating activities, will be sufficient to satisfy our liquidity requirements for the next 12 months. Our liquidity may be negatively impacted as a result of a decline in sales of our products due to a decline in our end markets, decrease in sales of our customers’ products in the market, or adoption of competitors’ products.

As of January 1, 2012, $25.5 million of the $130.1 million of cash, and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our primary uses of cash are to fund operating expenses, purchases of inventory and the acquisition of property and equipment. Cash used to fund operating expenses excludes the impact of non-cash items such as depreciation and stock-based compensation and is impacted by the timing of when we pay these expenses as reflected in the change in our outstanding accounts payable and accrued expenses.

Our primary sources of cash are cash receipts on accounts receivable from our shipment of products to customers and distributors. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period depending on the payment cycles of our major customers and distributors.

Below is a summary of our cash flows (used in) provided by operating activities, investing activities and financing activities for the periods indicated:

(in thousands)	Nine Months Ended
	January 1, 2012	December 26, 2010
Net cash provided by operating activities	$33,563	$4,893
Net cash used in investing activities	(1,713)	(7,181)
Net cash (used in) provided by financing activities	69,482	(5,116)

Net increase (decrease) in cash and cash equivalents	$101,332	$(7,404)

Net Cash Provided by Operating Activities

Net cash provided by operating activities in the first nine months of fiscal year 2012 of $33.6 million primarily reflected net income of $31.1 million, non-cash expenses of $4.0 million and a net decrease in operating assets and liabilities of $1.5 million consisting primarily of a decrease in other assets of $1.6 million, a decrease in accounts payable of $2.3 million and an increase in accrued liabilities of $4.4 million. Non-cash expenses of $4.0 million consisted primarily of depreciation and amortization of $1.5 million and stock-based compensation of $2.5 million.

Net cash provided by operating activities in the first nine months of fiscal year 2011 of $4.9 million primarily reflected net income of $6.8 million, non-cash expenses of $8.9 million, offset by an increase in accounts receivable and inventories of $4.7 million and $6.6 million, respectively. The non-cash expenses of $8.9 million consisted primarily of depreciation and amortization of $1.3 million, stock-based compensation of $1.6 million, the revaluation of warrants of $4.0 million and the write-off of deferred offering costs of $1.4 million.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities in the first nine months of fiscal year 2012 of $1.7 million primarily reflected the purchase of property and equipment of $1.7 million and includes the sale of available for sale investments of $7.8 million and the purchase of available for sale investments of $8.0 million.

Net cash used in investing activities in the first nine months of fiscal year 2011 of $7.2 million included primarily purchases of available for sale investments of $5.2 million and the purchase of property and equipment of $2.0 million.

Net Cash Used in Financing Activities

Net cash provided by financing activities in the first nine months of fiscal year 2012 of $69.5 million resulted primarily from proceeds from initial public offering, net of underwriter commissions of $69.8 million partially offset by the payment of $1.7 million related to the Company’s offering.

Net cash used in financing activities in the first nine months of fiscal year 2011 of $5.1 million consisted primarily of $4.0 million of payments of refundable customer advances and payments of offering costs related to the Company’s offering of $1.4 million.

Off balance sheet arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 1, 2012, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of January 1, 2012:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$1,339	$328	$858	$153	$—
Capital lease obligations	56	7	49	—	—
Purchase obligations	10,342	10,342	—	—	—

Total contractual obligations	$11,737	$10,677	$907	$153	$—

Operating leases consist of contractual obligations from agreements for non-cancelable office space. Capital lease obligations consist of leases used to finance the acquisition of equipment. Purchase obligations consist of the minimum purchase commitments made to contract manufacturers.

Uncertain tax positions consist of amounts included in the net deferred tax asset balance of $2.7 million at January 1, 2012, which would affect our income tax expense if recognized. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 amended ASC 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in GAAP and International Financial Reporting Standards (IFRSs). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change particular principles in ASC 820. In addition, ASU No. 2011-04 requires additional fair value disclosures. The amendments are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011, which is the Company’s fourth quarter of fiscal year 2012. The Company is currently evaluating the impact, if any, that ASU No. 2011-04 may have on its financial condition and results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. ASU No. 2011-05 amended ASC 320, “Comprehensive Income, to converge the presentation of comprehensive income between U.S GAAP and IFRS.” ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements and requires reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement in changes of stockholders equity. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which will be the Company’s fiscal year 2013. The adoption of ASU No. 2011-05 will affect the presentation of comprehensive income but will not impact the Company’s financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents and investments of $139.6 million at January 1, 2012 which was held for working capital purposes. We do not enter into investments for trading or speculative purposes. A 10% change in interest rates will not have a significant impact on our future interest income due to the short-term nature of our investments. As of January 1, 2012, our cash, cash equivalents and short-term investments were in money market funds and U.S. government securities.

Foreign Currency Risk

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our net revenue is not subject to foreign currency risk. However, a portion of our operating expenses are incurred outside the U.S., are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the New Taiwan Dollar, Japanese Yen and Korean Won. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of income. We recognized no significant foreign currency transaction gains or losses for the third quarter and first nine months of fiscal year 2012 related to fluctuations in foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material effect on the Company’s business, financial position, results of operations or cash flows.

On July 20, 2010, plaintiff Wacoh Company filed a complaint in the District of Delaware against the Company and four other companies in the business of making gyroscopes for various applications, alleging infringement of U.S. Patent Nos. 6,282,956 and 6,865,943. The complaint sought unspecified monetary damages, costs, attorneys’ fees and other appropriate relief. In January 2012, the Company prevailed on a motion to sever the case against it from the cases against other companies and to transfer the case to the Northern District of California. The Company intends to continue to contest the case vigorously. The Company’s management believes that this lawsuit has no merit and believes that the overall outcome of this complaint will not have a material effect on the Company’s business, financial position, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

Risks Related to Our Business

We are dependent upon the continued market acceptance and adoption of motion processing and, in particular, the adoption of our MotionProcessing solutions in consumer electronics products.

Our products are currently used to provide motion sensing and processing functionality, primarily in consumer electronics products for video gaming and mobile and handheld devices, including smartphones and tablet devices. Motion sensing utilizes gyroscopes, accelerometers and other sensors (increasingly integrated together to reduce the number of discrete sensors) to measure the motion of the device when manipulated by the user, and enables applications such as re-orienting a screen on a smartphone from portrait mode to landscape mode and providing an interface for motion-based commands for video gaming. A motion processing platform, on the other hand, is a complete system-level solution that delivers improved functionality and performance because it integrates various motion sensors with digital control and processing, and provides high-level programming interfaces. Motion processing is a relatively new technology for many consumer electronics products that can be utilized in a number of applications, including motion-based video games or user interfaces for smartphones. We have developed a MotionProcessing platform that we consider to be proprietary.

Market adoption and acceptance of motion processing technology, including our MotionProcessing platform, in consumer electronics products is dependent on a number of factors that are outside of our control. For example, device manufacturers must decide whether incorporating the improved functionality and performance that comes with motion processing will result in improved sales and market acceptance of their products. In addition, device manufacturers may not be able to integrate motion sensing or processing technologies into their products in a manner that they, or their customers, consider to deliver cost-effective, compelling functionality, and developers may not introduce applications that employ motion processing in a compelling way. In addition, there are a number of companies that claim intellectual property ownership over motion as a user interface, and these claims could discourage manufacturers from integrating motion processing technology into their products. At least one company has been successful in entering into a license agreement with a major video gaming manufacturer after commencing patent infringement litigation over these claims, and others have commenced patent infringement litigation as well as administrative proceedings before the United States International Trade Commission that attempt to prohibit the importation into the United States of the Nintendo Wii. Concern over potential patent infringement claims and related litigation may discourage consumer electronics manufacturers from incorporating motion processing functionality into their products. We have little control over market adoption and acceptance of our motion sensing products and motion processing technology, and, to the extent the market does not embrace the added functionality and performance that our products can provide to various consumer electronics products, our net revenue and operating results may be adversely affected.

We are particularly dependent upon the continued adoption of motion processing solutions, including our MotionProcessing solution, in mobile handheld devices, including smartphones and tablet devices. While smartphone manufacturers have begun to incorporate advanced motion sensing functionality, including three-axis gyroscopes, into their devices, if applications that utilize this functionality are not developed or if consumers do not find the applications provided by motion processing technology compelling, mobile device manufacturers may curtail their adoption of this technology. Consequently, our net revenue may fall short of our expectations and operating results could be adversely affected. Any unanticipated delay in the launch or decline in the volume of our customers’ smartphone and tablet device platforms in which we are designed into may negatively impact our net revenue.

The adoption of motion processing solutions, and, in particular, our MotionProcessing solution, in mobile handheld devices and other consumer electronics products, is dependent to a substantial degree upon the development of software applications written by third-party developers that utilize motion processing technology to provide a compelling user experience and consumer demand for such applications. If consumers or device manufacturers do not find the enhanced performance of devices employing motion processing technology to be compelling or sufficient to justify the additional cost of including the technology in their products, our net revenue and operating results may be adversely affected.

We face intense competition based on a number of factors, including price, and we expect competition to increase in the future, which could have an adverse effect on our net revenue, potential net revenue growth rate and market share.

The market for motion processing products is highly competitive, particularly in the market for consumer electronics, which is highly sensitive to price. In the market for consumer electronics, we compete to various degrees on the basis of our products’ size, price, integration, performance, product roadmap, and reliability. Competition may increase and intensify if more and larger semiconductor companies, or the internal resources of large, integrated original equipment manufacturers, or OEMs, enter our markets. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, net revenue and operating results.

We face competition primarily from integrated semiconductor manufacturers, such as Analog Devices, Inc., Epson Toyocom Corporation, Freescale Semiconductor, Inc., Kionix, Inc. (a wholly owned subsidiary of Rohm Co., Ltd.), MEMSIC, Inc., Murata Manufacturing Co., Ltd., Panasonic Corporation, Robert Bosch GmbH, Sensor Dynamics, Inc. (recently acquired by Maxim Integrated Products, Inc.), Sony Corporation, STMicroelectronics N.V. and VTI Technologies, Inc. (recently acquired by Murata), from in-house development organizations within some of our potential customers and from smaller companies specializing in MEMS and motion-sensing products, including those that provide motion-sensing products offering less functionality at a lower cost, such as accelerometers. Our primary competitor in most of our target markets is STMicroelectronics. We also compete with large, sophisticated platform developers that may prefer to integrate less sophisticated motion sensors and to develop their own motion processing application interfaces for developers, marginalizing the total solution we offer. Additionally, competitors that have traditionally focused on industrial or automotive applications for MEMS motion sensors may pursue the consumer electronics market, thus intensifying competition for our products. We expect competition in the markets in which we participate to increase in the future as existing competitors improve or expand their product offerings.

Most of our current competitors have longer operating histories, significantly greater resources, greater brand recognition and a larger base of customers than we do. Some of our competitors also have in-house vertically integrated manufacturing capabilities. In addition, these competitors may have greater credibility with our existing or prospective customers and in some cases are already providing components for products to such existing and prospective customers that may in the future include motion processing solutions. Moreover, many of our competitors have been doing business with our customers or potential customers for a long period of time and have established relationships that may provide them with information regarding future market trends and requirements that may not be available to us. Additionally, some of our larger competitors may be able to provide greater incentives to customers through rebates and similar programs. Finally, some of our competitors with multiple product lines may bundle their products to offer customers a broader product portfolio at a more competitive price point. These factors may make it difficult for us to gain or maintain market share.

To date, the significant amount of our net revenue has been attributable to demand for our products in the video gaming market. This market may decline or remain flat. Even if the market grows, such growth may not benefit the video game consoles that incorporate our products. Any of these potential developments could have a material adverse effect on our business, net revenue and operating results.

We derive a significant amount of our net revenue from the video gaming market. Currently, there are three major providers of video gaming consoles, and our products have only been incorporated by one of these console providers. While the other two video gaming companies have introduced video gaming accessories or consoles that incorporate motion-based video gaming functionality, our MotionProcessing solutions have not been incorporated into these new products. Future generations of video gaming consoles and video gaming accessories may not adopt motion processing at all or, if they do, may use our competitors’ products, internally developed solutions or alternative technologies not based on MEMS sensors. If we are not successful in obtaining design wins in new generations of video gaming accessories or consoles, if video gaming consoles or accessories that incorporate our products are not successful, or if video games that utilize the functionality provided by our MotionProcessing products are not successful, our net revenue and operating results will decline. Further, while the overall video gaming market has performed well over the past several years, even if we achieve design wins, the video gaming market or the market for specific products incorporating our solutions may not continue to grow or may decline for a number of reasons outside of our control, including competition among video gaming companies, market saturation, the lack of compelling video game titles or the emergence of alternative forms of entertainment.

Additionally, the video gaming market is subject to volatility from changes in the macroeconomic environment as well as industry specific trends, such as trends resulting from announcements by one of the major video gaming companies or from the console cycle of video gaming consoles. Any decline or volatility in the overall video gaming industry could cause our net revenue and operating results to fall short of expectations or decline.

We currently depend on Nintendo for a material portion of our net revenue, and the loss of, or a substantial reduction in orders from, Nintendo would significantly reduce our net revenue and adversely impact our operating results.

Nintendo Co. Limited accounted for approximately 34% of our net revenue for the nine months ended January 1, 2012. We expect that sales to Nintendo will continue to account for a substantial portion of our net revenue for the foreseeable future. The loss of, or a substantial reduction in orders from, Nintendo would have a significant negative impact on our business. While we work closely with Nintendo to develop forecasts for periods of up to one year, these forecasts are not legally binding and may be unreliable, and we do not typically obtain firm purchase orders or commitments from Nintendo that extend beyond a short period. Nintendo, like other customers, might increase, cancel, reduce or reschedule forecasts and orders with us on relatively short notice, which could expose us to the risks of insufficient capacity or excess inventory and could have a material adverse impact on our operating results. For example, Nintendo reduced its orders for our products below levels we had anticipated during fiscal years 2011 and 2010, which negatively impacted our net revenue.

To date, a substantial majority of the products we have sold to Nintendo have been incorporated into the Wii MotionPlus accessory, the Wii Remote Plus controller used with the Nintendo Wii video gaming console and the 3DS gaming console. Because a large portion of our net revenue is tied to Nintendo gaming products, we expect to remain dependent on the continued success of products and related video games utilizing motion processing for the foreseeable future.

The Wii is in the fifth year of its console cycle, which refers to the life cycle of video game consoles, which we believe is typically about five years. Nintendo has announced its intention to introduce a successor to the Wii. If sales of the Wii console decline, our sales based on Wii MotionPlus accessories and Wii Remote Plus controllers included with new console sales will also decline.

Further, Nintendo may choose to develop a second source for motion processing components in order to reduce its exposure to the risks associated with a single source of supply. In addition, Nintendo may in the future choose to adopt a solution that is different from ours or use motion processing components or motion processing solutions supplied by competitors or developed internally. Any of these developments would significantly harm our business.

If we fail to expand sales in our current markets, develop new customers and penetrate new markets, particularly the market for handheld devices, our net revenue and potential net revenue growth rate could be materially and adversely affected.

Other than applications in the video gaming, smartphone and tablet devices markets, where we have historically derived the significant majority of our net revenue, until recently our MotionProcessing solutions have been employed in only a limited number of other applications, such as digital still and video cameras, digital television and set-top box remote controls, 3D mice and remote-controlled toys. Our future net revenue growth, if any, will depend on our ability to expand sales in our current markets, develop new customers and penetrate new markets. We anticipate that there may be a significant near-term opportunity for our products in the market for handheld devices, such as smartphones and tablet devices, and in particular devices that are enabled by the Android operating system. If new markets and the handheld devices market do not develop as we currently anticipate, or if we are unable to penetrate them successfully, our net revenue and net revenue growth rate could be materially and adversely affected.

While the general market for handheld devices is very fragmented, a limited number of manufacturers command a relatively large share of the market for smartphones with enhanced functionality running the Android operating system, and it is this portion of the market that presents the most attractive opportunity for our MotionProcessing solutions. All of these potential customers are large, multinational companies with substantial negotiating power relative to us over price and terms of supply. Securing design wins with any of these companies or other smartphone manufacturers will require a substantial investment of our time and resources. Some of these companies produce products that already include motion sensors, and they may decide not to adopt our MotionProcessing solutions. Additionally, the smartphone market is subject to a unique set of industry dynamics, such as shorter design cycles and multiple devices and manufacturers. The market is highly competitive, and if we are unable to successfully navigate the unique dynamics of the smartphone market, if we are unable to adapt our products for any future changes in requirements of the Android operating system, or the products of manufacturers that choose to incorporate our solutions are not commercially successful, our net revenue may not grow and our operating results may be adversely affected.

In addition, we are targeting the market for digital television and set-top box remote controls that we believe will benefit from motion processing functionality for enhanced user interfaces. Currently, applications for motion processing in this market are limited due to the limited marginal adoption of next generation digital televisions and set-top boxes that utilize a motion-based interface. While we believe this market represents a large growth opportunity, it is still in the early stages of development. If this market fails to develop as we anticipate, or if we are unable to manage our business in a way that allows us to capture this growth opportunity, our net revenue and operating results may be adversely affected.

Even if we are successful in securing design wins with handheld device manufacturers, many of them produce a large number of products and models, and our products may be incorporated into only a few of them. If we fail to penetrate this market or other new markets upon which we target our resources, or we are successful in penetrating only relatively low volume product lines, our net revenue and potential net revenue growth rate will be adversely affected and our financial condition could suffer.

Our sales are subject to a competitive selection process conducted by our prospective customers that can be lengthy and require us to expend significant resources, even though we ultimately may not be selected.

The process of identifying potential new customers, developing their interest in our products, moving through their design cycle, obtaining a design win, obtaining purchase orders and entering into volume production is extremely time consuming. We compete during our customers’ product design and planning processes to achieve “design wins,” which refers to a customer’s decision to include one of our solutions in its products under development. These selection processes can be lengthy and can require us to invest significant time and effort. Our products may not be selected during a customer’s design process, and we may not generate net revenue despite incurring expenses and devoting significant resources to achieving a design win. Because the life cycles for our customers’ products can last several years and changing suppliers involves significant cost, time, effort and risk, our failure to be selected in a competitive design process can result in our foregoing net revenue from a given customer’s product line for the life of that product.

Although we have a number of customers that have purchased our products in production volumes, such customers are significantly smaller than our largest customer. Typically, many customers, including most of our current customers, initially include our products in only one or a few product lines. It generally takes time for sales volumes of a new product line to grow and for customers to incorporate one of our solutions into additional product lines, if any. Even after we achieve a design win, a customer may decide to cancel or change its product plans, may fail to commercialize its products, or those products may fail to achieve market acceptance, any of which could cause us to fail to generate sales from a particular design win and adversely affect our results of operations. Further, failure to achieve design wins could result in lost sales and hurt our prospects in future competitive selection processes because we may not be perceived as a preferred or competitive vendor.

The average selling prices of our products could decrease, which could have a material adverse effect on our net revenue and gross margins.

Our primary customers expect the average unit prices of our products to continue decrease over time, both as required by agreements we enter into with our customers from time to time as well as in anticipation of competitive pricing pressures, new product introductions by us or our competitors, product end-of-life programs and for other reasons. We may experience substantial period-to-period fluctuations in future operating results due to the erosion of the average selling prices of our products. If we unable to offset any reductions in our average selling prices by implementing internal cost reduction programs, increasing our sales volumes or introducing new products with higher operating margins, our net revenue and gross margins will suffer.

We rely on a limited number of third parties to supply, manufacture and assemble our products, and the failure to manage our relationships with our third-party contractors could adversely affect our ability to produce, market and sell our products.

We do not have our own manufacturing facilities. We operate based on an outsourced manufacturing business model that utilizes third-party foundry and packaging capabilities. Relying on third-party manufacturing, assembly and packaging presents significant risks to us, including the following:

•	reduced control over delivery schedules, yields and product reliability;

•	price increases;

•	the failure of a key supplier to perform its obligations to us for technical, market or other reasons;

•	challenges presented by introducing our fabrication processes to new suppliers or deploying them in new foundries;

•	difficulties in establishing additional manufacturing suppliers if we are presented with the need to transfer our manufacturing process technologies to them;

•	shortages of materials;

•	misappropriation of our intellectual property; and

•	limited warranties on wafers or products supplied to us.

The performance of our third-party manufacturers is outside of our control. At present, we depend upon Taiwan Semiconductor Manufacturing Company (TSMC) to manufacture most of our products. Although we are not obligated to purchase a specific volume of products from, or to contract with, TSMC on an exclusive basis, we anticipate that we will be dependent on TSMC to supply most of our commercial volume shipments of products during the remainder of this fiscal year and a substantial portion of our products in the following fiscal year. We expect that it would take approximately nine to 16 months to transition our manufacturing to new third-party manufacturers that have not already begun installing our manufacturing processes. Such a transition would likely require certain customers to qualify our new manufacturers. If one or more of our third-party contractors or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market, the reliability of our products and our reputation could suffer.

For example, in 2007, one of our former third-party manufacturers failed to supply us with the number of wafer components that it had accepted as a firm commitment order, which adversely impacted our ability to meet our commitments to ship products to our customers. In the future, if our third-party manufacturers fail to deliver quality products and components on time and at reasonable prices, we could have difficulties fulfilling our customer orders, our net revenue could decline and our business, financial condition and results of operations would be adversely affected. In addition, if our foundry partners materially increase their prices for the fabrication of our products, our business would be materially harmed.

Our third-party manufacturers may not allocate sufficient capacity for us to have our products produced and shipped to our customers on a timely basis, which may materially adversely affect our growth and our results of operations.

We rely on third-party foundry for our CMOS-MEMS wafer fabrication, assembly and packaging services. We make substantially all of our purchases through purchase orders based on our own rolling forecasts, and our third-party manufacturers are not required to supply us products beyond these forecasted quantities. Beyond minimal capacity guarantees, most of our third-party manufacturers do not have any obligations to provide us with additional capacity on a timely basis.

We generally place orders for products with some of our suppliers approximately three to four months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate and cost-effective foundry or assembly capacity from our third-party manufacturers to meet our customers’ delivery requirements, or we may accumulate excess inventories. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders and therefore were unable to benefit from this incremental demand. In addition, our third-party manufacturers may prioritize orders placed by other companies that order higher volumes of products, many of whom are larger and more established than us. In the event that manufacturing capacity is reduced or eliminated at one or more of our third-party manufacturers’ facilities, we could have difficulties fulfilling our customer orders, and our net revenue and results of operations could decline.

Failure to achieve expected manufacturing yields for our products could negatively impact our operating results.

Manufacturing yields for our products are a function of product design, which is developed largely by us, and process technology, some of which is proprietary to our foundries. Low yields may result from either product design or process technology failures. We do not know whether a yield problem exists until our products are manufactured based on our design. When a yield issue is identified, the product is analyzed and tested to determine the cause. As a result, yield deficiencies may not be identified until well into the production process. We are in the process of bringing up a new, high volume foundry and, based on our past experience, we may experience delays or product yield issues as this facility increases production volumes in the future. Resolution of yield problems requires cooperation among, and communication between, us and our foundries. Because of our potentially limited access to wafer foundry capacity, decreases in manufacturing yields could result in an increase in our costs, cause us to fail to meet product delivery commitments and force us to allocate our available product supply among end customers. Lower than expected yields could potentially harm our operating results, our customer relationships and our reputation.

If we fail to develop and introduce new or enhanced products on a timely basis, our ability to attract and retain customers could be impaired, and our competitive position could be harmed.

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards, and rapid technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance, integration and reliability and meet the cost expectations of our customers. A key element of our product strategy is to integrate additional sensors and motion processing functionality into our products. For instance, we are expanding our product line from three-axis gyroscopes to a six-axis device that includes both a three-axis gyroscope and three-axis accelerometer, and we intend to continue to introduce products integrating additional sensors and motion processing functionality. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render our existing or future products obsolete.

Our failure to anticipate or timely develop new or enhanced products or technologies in response to technological change could result in decreased net revenue and our competitors achieving more design wins. In particular, we may experience difficulties with product design, manufacturing or marketing that could delay or prevent our development, introduction or marketing of new or enhanced products, including products with higher levels of sensor integration such as our nine-axis device, which has not yet commenced production in commercial quantities. If we fail to introduce new or enhanced products with potentially greater integration that meet the needs of our customers or penetrate new markets in a timely fashion, we will lose market share and our operating results will be adversely affected.

Our future success depends on the continuing efforts of our founder, President, Chief Executive Officer and Chairman, Steven Nasiri, and other key personnel, and on our ability to successfully attract, train and retain additional key personnel.

Our future success depends heavily upon the continuing services of the members of our senior management team and various engineering and other technical personnel. In particular, our founder, President, Chief Executive Officer and Chairman, Steven Nasiri, has been and remains central to the development and advancement of the Nasiri-Fabrication platform and the MEMS technology that is the foundation of our ability to design, develop and manufacture our MotionProcessing solutions, and to the management of our engineering, product development, manufacturing, operations and sales organizations. In addition, our engineers and other technical personnel are critical to our future technological and product innovations.

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, our business may be disrupted, and our financial condition and results of operations may be materially and adversely affected. In addition, if any member of our senior management team or any of our other key personnel joins a competitor or forms a competing company, we may experience material disruption of our operations and development plans and lose customers, distributors, know-how and key professionals and staff members, and we may incur increased operating expenses as the attention of other senior executives is diverted to recruit replacements for key personnel. Our industry is characterized by high demand and intense competition for talent, and the pool of qualified candidates is very limited. We cannot ensure that we will be able to retain existing, or attract and retain new, qualified personnel, including senior executives and skilled engineers, whom we will need to achieve our strategic objectives. In addition, our ability to train and integrate new employees into our operations may not meet the growing demands of our business. The loss of any of our key personnel or our inability to attract or retain qualified personnel, including engineers and others, could delay the development and introduction of, and would have an adverse effect on our ability to sell, our products, which could harm our overall business and growth prospects.

Our intellectual property is integral to our business. If we are unable to protect our intellectual property, our business could be adversely affected.

Our success depends in part upon our ability to protect our intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, copyrights, trademarks and trade secrets in the United States and in selected foreign countries where we believe filing for such protection is appropriate. Our ability to use and prevent others from using our Nasiri-Fabrication platform, which is the subject of several patents and patent applications, is crucial to our success. Effective patent, copyright, trademark and trade secret protection may be unavailable, limited or not applied for in some countries. Some of our products and technologies are not covered by any patent or patent application. We cannot guarantee that:

•	any of our present or future patents or patent claims will not lapse or be invalidated, circumvented, challenged or abandoned;

•	our intellectual property rights will provide competitive advantages to us;

•	our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will not be limited by our agreements with third parties;

•	any of our pending or future patent applications will be issued or have the coverage originally sought;

•	our intellectual property rights will be enforced in jurisdictions where legal protection may be weak;

•	third parties will not infringe our key intellectual property, and specifically, the Nasiri-Fabrication platform;

•

any of the trademarks, copyrights, trade secrets or other intellectual property rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged or abandoned; or

•	we will not lose the ability to assert our intellectual property rights against others.

In addition, our competitors or others may design around our protected patents or technologies. Effective intellectual property protection may be unavailable or more limited in one or more relevant jurisdictions relative to the protections available in the United States, or may not be applied for in one or more relevant jurisdictions. If we pursue litigation to assert our intellectual property rights, an adverse judicial decision in any of these legal actions could limit our ability to assert our intellectual property rights, limit the value of our technology or otherwise negatively impact our business, financial condition and results of operations.

Monitoring unauthorized use of our intellectual property is difficult and costly. Unauthorized use of our intellectual property may have occurred or may occur in the future. Although we have taken steps to try to minimize the risk of this occurring, any such failure to identify unauthorized use and otherwise adequately protect our intellectual property would adversely affect our business.

Moreover, if we are required to commence litigation, whether as a plaintiff or defendant, not only would this be time-consuming, but we would also be forced to incur significant costs and divert our attention and efforts of our employees, which could, in turn, result in product development delays, lower net revenue and higher expenses and potentially invite counter claims and other legal challenges.

We also rely on customary contractual protections with our customers, suppliers, distributors, employees and consultants, and we implement security measures to protect our trade secrets. We cannot ensure that these contractual protections and security measures will not be breached, that we will have adequate remedies for any such breach or that our suppliers, employees or consultants will not assert rights to intellectual property arising out of such contracts.

We may face claims of intellectual property infringement, which could be time-consuming and costly to defend or settle and, if adversely adjudicated, could result in the loss of significant rights.

The semiconductor and MEMS industries are characterized by companies that hold large numbers of patents and other intellectual property rights and that vigorously pursue, protect and enforce intellectual property rights. For example, a third party has asserted that our Z-axis gyroscope infringes a patent held by it, and two of our competitors have made generalized assertions that our products may infringe patents held by them and have requested that we meet with them to discuss the matter. In the future other third parties may assert against us and our customers and distributors their patent and other intellectual property rights to technologies that are important to our business.

Claims that our products, processes or technology infringe third-party intellectual property rights, regardless of their merit or resolution, could be costly to defend or settle and could divert the efforts and attention of our management and technical personnel. In addition, many of our customer and distributor agreements, including our agreement with our largest customer, require us to indemnify and defend our customers or distributors, as applicable, from third-party infringement claims and pay damages in the case of adverse rulings. Claims of this sort also could harm our relationships with our customers or distributors and might deter future customers from doing business with us. We do not know whether we will prevail in the current proceeding to which we are a party or in any future proceedings given the complex technical issues involved and the inherent uncertainties in intellectual property litigation. If any such proceedings result in an adverse outcome, we could be required to:

•	cease the manufacture, use or sale of the infringing products, processes or technology;

•	pay substantial damages for infringement;

•	expend significant resources to develop non-infringing products, processes or technology;

•	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms, or at all;

•	cross-license our technology to a competitor to resolve an infringement claim, which could weaken our ability to compete with that competitor; or

•	pay substantial damages to our customers or end users to discontinue their use of or to replace infringing technology sold to them with non-infringing technology.

Any of the foregoing results could have a material adverse effect on our business, financial condition and results of operations.

If we fail to successfully manage the transition to products using our next generation six-axis and 9-axis MotionProcessor or more highly integrated products, we will lose net revenue and our operations could be materially and adversely affected.

Substantially all of recent product shipments have been motion sensing devices incorporating two- and three-axis gyroscopes. We have introduced, and intend to continue to introduce, more highly integrated products that include greater motion sensing functionality and further enhancements to on-board motion processing capabilities. We may not be successful in achieving market acceptance of our more highly integrated products on the financial or other terms that we expect to obtain. Any inability to do so could result in the loss of net revenue and earnings and potential inventory write-downs or obsolescence.

Due to our limited operating history, we may have difficulty in accurately predicting our future net revenue and appropriately budgeting our expenses.

We began doing business in 2003 and did not begin to generate net revenue until the first quarter of fiscal year 2007. We generated approximately 34% of our net revenue for the nine months ended January 1, 2012 from a single customer. As a result, we have only a limited operating history from which to predict future net revenue from multiple customers. This limited operating experience, combined with the rapidly evolving nature of the markets in which we sell our products, substantial uncertainty concerning how these markets may develop and other factors beyond our control, reduces our ability to accurately forecast quarterly or annual net revenue. We are currently expanding our staffing, implementing new internal systems, and increasing our expense levels in anticipation of future growth. If our net revenue does not increase as we expect relative to the growth of our operating expenses, our operating margins could be negatively affected or we could incur significant losses.

We are subject to order and shipment uncertainties, and differences between our estimates of customer demand and actual results could negatively affect our inventory levels, sales and operating results.

Our net revenue is generated on the basis of purchase orders with our customers rather than long-term purchase commitments. In addition, our customers can cancel purchase orders or defer the shipments of our products under certain circumstances. For example, in September 2009, our major customer requested that we delay shipment of products that we had expected to ship pursuant to firm purchase orders to that customer during the third quarter of fiscal year 2010. Our products are manufactured by third-party manufacturers according to our estimates of customer demand, which requires us to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our aggregate estimates. We have limited visibility into future customer demand and the product mix that our customers will require, which could adversely affect our net revenue forecasts and operating margins. Moreover, because products with motion processing platforms have only recently been introduced into many of our target markets, many of our customers could have difficulty accurately forecasting demand for their products and the timing of their new product introductions, which ultimately affects their demand for our MotionProcessing solutions.

Historically, because of this limited visibility, at times our actual results have been different from our forecasts of customer demand. Some of these differences have been material, leading to net revenue and margin forecasts different from the results we were actually able to achieve. For example, our major customer reduced its orders for our products below levels we had anticipated during fiscal year 2011. These differences may occur in the future. Conversely, if we were to underestimate customer demand or if sufficient manufacturing capacity were unavailable, we could be unable to take advantage of net revenue opportunities, potentially lose market share and damage our customer relationships and market reputation. In addition, any significant future cancellations or deferrals of product orders could materially and adversely impact our profit margins, increase our inventory write-downs due to product obsolescence and restrict our ability to fund our operations.

We may not sustain our growth rate, and we may not be able to manage any future growth effectively.

We have experienced significant growth in a short period of time. Our net revenue increased from $29.0 million in fiscal year 2009 to $79.6 million in fiscal year 2010 and $96.5 million in fiscal year 2011 and from $27.2 million and $72.7 million for the three and nine months ended December 26, 2010, respectively, to $41.2 million and $119.9 million for the three and nine months ended January 1, 2012, respectively. We may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual period as an indication of our future operating performance. If we are unable to maintain adequate net revenue growth, our financial results could suffer and our stock price could decline.

To manage our growth successfully and handle the responsibilities of being a public company, we believe we must effectively, among other things:

•

recruit, hire, train and manage additional qualified engineers for our research and development activities, especially in the positions of design engineering, product and test engineering and applications engineering, as well as adding additional sales personnel;

•

implement improvements in our financial, administrative, and operational systems, procedures and controls necessary to support larger manufacturing and sales volumes, a greater number of customers and an increased range of products; and

•

enhance our information technology support for enterprise resource planning and design engineering by adapting and expanding our systems and tool capabilities, and properly training new hires as to their use.

Our ability to effectively accomplish these activities may be adversely impacted by the fact that our current Chief Financial Officer recently joined us in May 2011. Changes to the leadership or other senior members of our finance organization could result in delays in making improvements to our financial and control systems. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new products, and we may fail to satisfy customer requirements, maintain product quality, execute our business plan or respond to competitive pressures.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ views of us.

Maintaining adequate internal financial and accounting controls and procedures to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We will be subject to the rules adopted by the Securities and Exchange Commission, or SEC, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, which requires us to include, beginning with our Annual Report on Form 10-K for our fiscal year ending March 31, 2013, our management’s report on and assessment of the effectiveness of our internal controls over financial reporting. Beginning with our fiscal year ending March 31, 2013, our independent auditors will be required to attest to and report on the effectiveness of our internal controls over financial reporting. Both we and our independent auditors will be testing our internal controls in connection with the Section 404 requirements and could, as part of that documentation and testing, identify areas for further attention or improvement. In the past, we have experienced material weaknesses in our internal control over financial reporting. While we have remediated these material weaknesses, there are no assurances that similar or new weaknesses will not occur.

Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may adversely affect our stock price.

As part of our ongoing efforts to improve our financial accounting organization and processes, we have hired several senior accounting personnel in the United States. However, our Chief Financial Officer has only been with us since May 2011, and we have only recently hired additional senior personnel with SEC reporting experience. Accordingly, we may be unable to effectively manage our public company reporting obligations following this offering, which could adversely impact our business and results of operations.

Our primary customer, our sales and support facilities, our testing facilities and our third-party manufacturers are located in regions that are subject to natural disasters, as well as in some cases geopolitical risks and social upheaval.

Currently, our wafer sort, final test and shipping operations, as well as the facilities of our third-party wafer manufacturing and assembly suppliers, are located in Canada, Japan, Singapore, Taiwan and Thailand. Our largest customer is based in Japan. We have sales and support centers in China, Japan, the Republic of Korea, United Arab Emirates and Taiwan. In addition, our headquarters are located in Northern California. Thailand, Taiwan, the Republic of Korea and Japan are susceptible to earthquakes, tsunamis, typhoons, floods and other natural disasters, and have experienced severe earthquakes, typhoons and floods in recent years that caused significant property damage and loss of life. The Northern California area is also subject to significant risk of earthquakes.

In addition, facilities located in the Republic of Korea, Taiwan and Thailand are subject to risks associated with uncertain political, economic and other conditions in Asia, such as political turmoil in the region and the outbreak of contagious diseases, such as the H1N1 virus. In particular, the recent earthquake and tsunami in Japan has created uncertainties concerning whether overall consumer demand for products that incorporate our devices will be reduced. Although these risks have not materially adversely affected our business, financial condition or results of operations to date, we cannot assure you that such risks will not do so in the future. We also cannot assure you that another earthquake, tsunami or other natural disaster will not occur in the Pacific Rim region, where the risk of such an event is significant due to, among other things, the proximity of major earthquake fault lines in the area. Any such future event could include power outages, fires, flooding or other adverse conditions, as well as disruption or impairment of production capacity and the operations of our manufacturers and customers, which could have a material adverse effect on us. Any disruption resulting from these events could cause significant delays in shipments of our products until we are able to shift our manufacturing, assembly or testing from the affected facilities or contract to another location or third-party vendor. Under such circumstances, there can be no assurance that alternative capacity could be obtained on favorable terms, if at all. Any catastrophic loss to any of our facilities would likely disrupt our operations, delay production, shipments and net revenue and result in significant expenses to repair or replace the facility. In particular, any catastrophic loss at the Sunnyvale, California or Taiwan facilities would materially and adversely affect our business.

Our operating results are subject to substantial quarterly and annual fluctuations due to a number of factors that could adversely affect our business and our stock price.

Our net revenue and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and on an annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the receipt, reduction, cancellation or delay of significant orders by customers;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of product development costs;

•	new product announcements and introductions by us or our competitors;

•	incurrence of research and development and related new product expenditures;

•	seasonality or cyclical fluctuations in our markets;

•	fluctuations in manufacturing yields;

•	significant warranty claims, including those not covered by our suppliers;

•	write-downs of inventory for excess quantity and technological obsolescence;

•	changes in our product mix or customer mix;

•	intellectual property disputes;

•	loss of key personnel or the shortage of available skilled workers; and

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products.

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly or annual operating results. In addition, a significant amount of our operating expenses are relatively fixed in nature due to our significant sales, research and development costs. Any failure to adjust spending quickly enough to compensate for a net revenue shortfall could magnify its adverse impact on our results of operations.

Our product development efforts are time-consuming and expensive and may not generate an acceptable return, if any.

Our product development efforts require us to incur substantial research and development expense. Our research and development expense was $14.1 million for the nine months ended January 1, 2012, and we anticipate that research and development expense will increase in the future. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

The development of our products is highly complex. We occasionally have experienced delays in completing the development and introduction of new products and product enhancements, and we could experience delays in the future. Unanticipated problems in developing products could also divert substantial engineering resources, which may impair our ability to develop new products and enhancements and could substantially increase our costs. Furthermore, we may expend significant amounts on research and development programs that may not ultimately result in commercially successful products. As a result of these and other factors, we may be unable to develop and introduce new products successfully and in a cost-effective and timely manner, and any new products we develop and offer may never achieve market acceptance. Any failure to successfully develop future products would have a material adverse effect on our business, financial condition and results of operations.

The complexity of our products could result in unforeseen delays or expenses caused by defects or bugs, which could delay the introduction or acceptance of our new products, damage our reputation with current or prospective customers and adversely affect our operating costs.

Our highly complex motion sensing and processing products may contain defects and bugs when they are first introduced or as new versions are released. We have in the past experienced, and may in the future experience, defects and bugs. There may be additional defects and bugs contained in our products that, due to our limited operating history, may not have manifested. If any of our products contains defects or bugs, or has reliability, quality or other problems, we may not be able to successfully correct such problems. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales to our customers. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others. As a result, our operating costs could be adversely affected.

We are subject to warranty and product liability claims and product recalls that may require us to make significant expenditures to defend against these claims or pay damage awards.

From time to time, we may be subject to warranty or product liability claims that may require us to make significant expenditures to defend against these claims or pay damage awards. In the event of a warranty claim, we may also incur costs if we compensate the affected customer. For example, under the terms of our contracts with our larger customers, we are obligated to replace, repair or refund payment for defective products discovered by the customer generally up to three years after such products are delivered, and we remain responsible and reliable for any latent defects caused by reasons attributable to us even after the contractual warranty period has elapsed. We maintain product liability insurance, but this insurance is limited in amount and subject to significant deductibles. There is no guarantee that our insurance will be available or adequate to protect against all such claims. We also may incur costs and expenses if defects in a device we supply make it necessary to recall a customer’s product. The process of identifying a recalled device in products that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers and reputational harm. Costs or payments made in connection with warranty and product liability claims and product recalls could have a material adverse effect on our financial condition and results of operations.

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.

Sales to end customers in Asia accounted for 91% of our net revenue for the nine months ended January 1, 2012. In addition, approximately 41% of our employees are located in Asia, and substantially all of our products are manufactured, assembled or tested in Asia. Multiple factors relating to our international operations and to the particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

•	changes in political, regulatory, legal or economic conditions;

•

restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments and trade protection measures, including export duties, quotas, customs duties and tariffs;

•	disruptions of capital and trading markets;

•	changes in import or export licensing requirements;

•	transportation delays;

•	civil disturbances or political instability;

•	geopolitical turmoil, including terrorism, war or political or military coups;

•	public health emergencies;

•	currency fluctuations relating to our international operating activities;

•	differing employment practices and labor standards;

•	limitations on our ability under local laws to protect our intellectual property;

•	local business and cultural factors that differ from our customary standards and practices;

•	nationalization and expropriation;

•	changes in tax laws; and

•	difficulties in obtaining distribution and support services.

Substantially all of our products and our end customers’ products are manufactured in Taiwan and China. Any conflict or uncertainty in these countries, including due to public health or safety concerns, could have a material adverse effect on our business, financial condition and results of operations.

We are subject to the cyclical nature of the semiconductor and consumer electronics industries.

The semiconductor and consumer electronics industries are highly cyclical and are characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. These industries experienced a significant downturn as part of the broader global recession in 2008 and 2009. Industry downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. The recent downturn and any future downturns could have a material adverse effect on our business and operating results. Furthermore, any upturn in the semiconductor or consumer electronics industries could result in increased competition for access to the third-party foundry and assembly capacity on which we are dependent to manufacture and assemble our products. None of our third-party foundry or assembly contractors has provided assurances that adequate capacity will be available to us in the future.

Our business is subject to seasonality, which causes our net revenue to fluctuate.

In addition to the general cyclicality of the semiconductor and consumer electronics industries, our business is subject to seasonality because of the nature of our target markets. At present, virtually all of our motion processing products are sold in the consumer electronics market. Sales of consumer electronics tend to be weighted towards holiday periods, and many consumer electronics manufacturers typically experience seasonality in sales of their products. Seasonality affects the timing and volume of orders for our products as our customers tend to increase production of their products that incorporate our solutions in the first three quarters of our fiscal year in order to build inventories for the holiday season. Sales of our products tend to correspondingly increase during these quarters and to significantly decrease in the fourth quarter of our fiscal year. For example, our net revenue was $27.2 million for the third quarter of fiscal 2011, declined to $23.9 million for the fourth quarter of fiscal 2011 and increased to $41.2 million for the third quarter of fiscal 2012, respectively. We expect this seasonality to continue in future periods and, as a result, our operating results are likely to vary significantly from quarter to quarter.

The enactment of legislation implementing changes in U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.

Tax bills are introduced from time to time to reform U.S. taxation of international business activities. Depending on the final form of legislation enacted, if any, the consequences may be significant for us due to the large scale of our international business activities. If any of these proposals are enacted into legislation, they could have material adverse consequences on the amount of tax we pay and thereby on our financial position and results of operations.

If we do not achieve increased tax benefits as a result of our recently implemented corporate restructuring, our financial condition and operating results could be adversely affected.

We completed a restructuring of our corporate organization during fiscal year 2011 to more closely align our corporate structure with the international nature of our business activities. This corporate restructuring activity has allowed us to reduce our overall effective tax rate through changes in how we develop and use our intellectual property and the structure of our international procurement and sales operations, including by entering into transfer-pricing arrangements that establish transfer prices for our intercompany transactions. We anticipate achieving a reduction in our overall effective tax rate in future periods as well. There can be no assurance that the taxing authorities of the jurisdictions in which we operate or to which we are otherwise deemed to have sufficient tax nexus will not challenge the tax benefits that we expect to realize as a result of the restructuring. In addition, future changes to U.S. or non-U.S. tax laws, including proposed legislation to reform U.S. taxation of international business activities as described above, would negatively impact the anticipated tax benefits of the proposed restructuring. Any benefits to our tax rate will also depend on our ability to operate our business in a manner consistent with the restructuring of our corporate organization and applicable taxing provisions, including by eliminating the amount of cash distributed to us by our subsidiaries. If the intended tax treatment is not accepted by the applicable taxing authorities, changes in tax law negatively impact the proposed structure or we do not operate our business consistent with the restructuring and applicable tax provisions, we may fail to achieve the financial efficiencies that we anticipate as a result of the restructuring and our future operating results and financial condition may be negatively impacted.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our net revenue is not subject to foreign currency risk. However, the recent strengthening of the U.S. dollar has increased the real cost of our products to our customers outside of the United States, which could adversely affect our financial condition and results of operations. Some of our operating expenses are incurred outside the United States, are denominated in foreign currency and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the New Taiwan Dollar. We do not currently hedge currency exposures relating to operating expenses incurred outside of the United States, but we may do so in the future. If we do not hedge against these risks, or our attempts to hedge against these risks are not successful, our financial condition and results of operations could be adversely affected.

Our business is subject to various governmental regulations, and compliance with these regulations may cause us to incur significant expenses. If we fail to maintain compliance with applicable regulations, we may be forced to recall products and cease their manufacture and distribution, which could subject us to civil or criminal penalties.

The complex legal and regulatory environment exposes us to compliance and litigation costs and risks that could materially affect our operations and financial results. These laws and regulations may change, sometimes significantly, as a result of political or economic events. They include tax laws and regulations, import and export laws and regulations, government contracting laws and regulations, labor and employment laws and regulations, securities and exchange laws and regulations (and other laws applicable to publicly-traded companies such as the Foreign Corrupt Practices Act), and environmental laws and regulations. In addition, proposed laws and regulations in these and other areas, such as healthcare, could affect the cost of our business operations. Our international operations face political, legal, operational, exchange rate and other risks that we do not face in our domestic operations. We face the risk of discriminatory regulation, nationalization or expropriation of assets, changes in both domestic and foreign laws regarding trade and investment abroad, potential loss of proprietary information due to piracy, misappropriation or laws that may be less protective of our intellectual property rights. Violations of any of these laws and regulations could subject us to criminal or civil enforcement actions, any of which could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Ownership of Our Common Stock

The concentration of our capital stock ownership with our executive officers and directors, and their respective affiliates, will limit your ability to influence corporate matters.

Based on share ownership as of January 1, 2012, our executive officers and directors and their affiliates beneficially own or control, directly or indirectly, an aggregate of 48,589,547 shares, or 59.1%, of our common stock (including 2,712,360 shares of common stock subject to outstanding options and warrants). In particular, our President, Chief Executive Officer and Chairman, Mr. Nasiri, beneficially owns or control, directly or indirectly, an aggregate of 11,043,620 shares, or 13.6%, of our outstanding common stock. Mr. Nasiri therefore has significant influence over our management and affairs and over all matters requiring stockholder approval, including any change-of-control transaction, such as a merger or other sale of our company or all or substantially all of our assets, for the foreseeable future.

This concentrated control limits your ability to influence some corporate matters and could result in some corporate actions that our other stockholders do not view as beneficial, such as failure to approve change of control transactions that could offer holders of our common stock a premium over the market value of our company. As a result, the market price of our common stock could be adversely affected.

Our stock price has been and will likely continue to be volatile.

The trading price of our common stock has been and will likely continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	quarterly variations in our results of operations, those of our competitors or those of Nintendo, our largest customer;

•	announcements by us or our competitors of acquisitions, design wins, new solutions, significant contracts, commercial relationships or capital commitments;

•	general economic conditions and slow or negative growth of related markets;

•	our ability to develop and market new and enhanced solutions on a timely basis;

•	disruption to our operations;

•	the emergence of new sales channels in which we are unable to compete effectively;

•	any major change in our board of directors or management;

•	changes in financial estimates including our ability to meet our future net revenue and operating profit or loss projections;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	commencement of, or our involvement in, litigation; and

•	changes in earnings estimates or recommendations by securities analysts.

In addition, the stock market in general, and the market for semiconductor and other technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. These trading price fluctuations may also make it more difficult for us to use our common stock as a means to make acquisitions or to use equity-related compensation to attract and retain employees. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This type of litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Substantial future sales of our common stock in the public market could cause our stock price to fall.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. As of January 1, 2012, we had approximately 79.4 million shares of common stock outstanding of which approximately 69.3 million shares are eligible for sale in the public market at various times upon the expiration of lock-up agreements and market set-off agreements and subject to vesting requirements and the requirements of Rule 144 of the Securities Act. In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to expiration of the lock-up period. Sales of a substantial number of such shares upon expiration, or the perception that such sales may occur, or early release, of the lock-up could cause our share price to fall. In addition, we filed a Form S-8 under the Securities Act to register 20,685,382 shares of our common stock for issuance under our equity incentive plans. These shares may be sold in the public market upon issuance and once vested, subject to the 180-day lock-up period and other restrictions provided under the terms of the applicable plan or award agreement. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

We also may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Because we have no plans to pay dividends on our common stock, investors must look solely to stock appreciation for a return on their investment in us.

We have never declared or paid any cash dividends on our capital stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant. Investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the NYSE. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws, as amended and restated may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•

the right of our board of directors to elect directors to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	the establishment of a classified board of directors requiring that only a subset of the members of our board of directors be elected at each annual meeting of stockholders;

•	the prohibition of cumulative voting in our election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•

the requirement that stockholders provide advance notice to nominate individuals for election to our board of directors or to propose matters that can be acted upon at a stockholders’ meeting. These provisions may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company;

•

the ability of our board of directors to issue, without stockholder approval, shares of undesignated preferred stock with terms set by the board of directors, which rights could be senior to those of our common stock. The ability to authorize undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us;

•

the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to repeal or adopt any provision of our certificate of incorporation regarding the election of directors;

•	the required approval of the holders of at least 80% of such shares to amend or repeal the provisions of our bylaws regarding the election and classification of directors; and

•	the required approval of the holders of at least a majority of the shares entitled to vote at an election of directors to remove directors without cause.

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us. For a description of our capital stock, see “Description of Capital Stock.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities

1.	In October 2011, we granted to employees options to purchase an aggregate of 1,409,500 shares of common stock under our 2004 Stock Incentive Plan at an exercise price of $7.32 per share.

2.	In November 2011, in conjunction with our initial public offering (the “IPO”), we granted to certain of our non-employee directors options to purchase an aggregate of 60,000 shares of common stock under our 2011 Stock Incentive Plan at an exercise price of $7.50 per share.

3.	In November 2011, in conjunction with our IPO, we issued an aggregate of 16,794 shares of Common Stock at an average purchase price per share of $0.60, pursuant to a net exercise of outstanding warrants we issued in October 2006 and May 2007.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and the registrant believes that each transaction was exempt from the registration requirements of the Securities Act in reliance on Section 4(2) of the Securities Act (or Rule 506 of Regulation D or Regulation S promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or pursuant to a compensatory benefit plan approved by the registrant’s board of directors. Each recipient of the securities in these transactions represented his, her or its intention to acquire the securities for investment only and not with a view to, or for resale in connection with, any distribution thereof, and appropriate legends were affixed to the share certificates issued in each such transaction. In each case, the recipient received adequate information about the registrant or had adequate access, through his, her or its relationship with us, to information about InvenSense. The sales of these securities were made without any general solicitation or advertising.

(b)	Use of Proceeds from Public Offering of Common Stock

On November 21, 2011, we closed our IPO of 11,500,000 shares of common stock (inclusive of 1,500,000 shares of common stock sold by selling stockholders from the full exercise of the overallotment option of shares granted to the underwriters) at a price to the public of $7.50 per share. The total gross proceeds from the offering to the Company were $75 million and after deducting underwriting discounts and commissions of approximately $5.3 million and other offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $67.7 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-167843), which was declared effective by the SEC on November 15, 2011. The offering commenced as of November 15, 2011 and did not terminate before all of the securities registered in the registration statement were sold. Goldman, Sachs & Co., Morgan Stanley & Co. LLC, Oppenheimer & Co. Inc., Piper Jaffray & Co., Robert W. Baird & Co. Incorporated and ThinkEquity LLC acted as the underwriters. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries, or as a result of sales of shares of common stock by selling stockholders in the offering. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 16, 2011 pursuant to Rule 424(b). We invested the funds received in registered money market funds and U.S. treasury securities.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2012	INVENSENSE, INC.

By:
/s/ Alan Krock
Alan Krock Chief Financial Officer (Principal Financial Officer and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of January 1, 2012 and April 3, 2011, (ii) Condensed Consolidated Statements of Income for the Three and Nine Months ended January 1, 2012 and December 26, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months ended January 1, 2012 and December 26, 2010 and (iv) Notes to Condensed Consolidated Financial Statements

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.