Form 10-Q
period 2012-07-01
InvenSense Inc
filed 2012-08-14
CIK 1294924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 23, 2012
Common Stock, $0.001 par value	81,749,556

INVENSENSE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVENSENSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	July 1, 2012	April 1, 2012
Assets
Current assets:
Cash and cash equivalents	$108,036	$153,643
Short-term investments	12,436	4,129
Accounts receivable	22,692	11,931
Inventories	19,937	12,240
Prepaid expenses and other current assets	4,882	4,188

Total current assets	167,983	186,131
Property and equipment, net	5,071	4,011
Restricted time deposit	190	192
Long-term investments	37,279	300
Other assets	1,698	2,684

Total assets	$212,221	$193,318

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,341	$5,446
Accrued liabilities	6,662	7,726
Long-term debt — current portion	24	28

Total current liabilities	20,027	13,200
Long-term debt	18	22
Other long-term liabilities	3,646	3,219

Total liabilities	23,691	16,441
Commitments and contingencies (note 5)
Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value — 20,000 shares authorized, no shares issued and outstanding at July 1, 2012 and April 1, 2012	—	—
Common stock:
Common stock, $0.001 par value — 750,000 shares authorized, 81,733 shares issued and outstanding at July 1, 2012, 80,890 shares issued and outstanding at April 1, 2012	140,867	136,792
Accumulated other comprehensive income (loss)	(72)	1
Retained earnings	47,735	40,084

Total stockholders’ equity	188,530	176,877

Total liabilities and stockholders’ equity	$212,221	$193,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	July 1, 2012	July 3, 2011
Net revenue	$39,202	$35,627
Cost of revenue	17,639	15,009

Gross profit	21,563	20,618
Operating expenses:
Research and development	5,655	4,376
Selling, general and administrative	6,258	4,511

Total operating expenses	11,913	8,887

Income from operations	9,650	11,731
Other income (expense), net	37	181

Income before income taxes	9,687	11,912
Income tax provision	2,036	2,888

Net income	7,651	9,024
Net income allocable to convertible preferred stockholders	—	6,842

Net income allocable to common stockholders	$7,651	$2,182

Basic	$0.09	$0.12

Diluted	$0.09	$0.11

Weighted average shares outstanding in computing net income per share allocable to common stockholders:
Basic	81,184	18,124

Diluted	87,080	22,547

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	July 1, 2012	July 3, 2011
Net income	$7,651	$9,024
Other comprehensive income, net of tax:
Unrealized gain (loss) on available for sale securities	(74)	4

Income tax provision (benefit)	(26)	1

Total other comprehensive income (loss)	(48)	3

Total comprehensive income	$7,603	$9,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	July 1, 2012	July 3, 2011
Cash flows from operating activities:
Net income	$7,651	$9,024
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	557	443
Gain on disposal of property and equipment	—	(166)
Stock-based compensation expense	1,673	787
Deferred income tax assets	(2)	(5)
Tax effect of employee benefit plans	1,215	—
Excess tax benefit from stock-based compensation	(1,215)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,761)	54
Inventories	(7,697)	(4,422)
Prepaid expenses and other current assets	(694)	(49)
Other assets	986	(1,395)
Accounts payable	7,867	867
Accrued liabilities	(307)	1,587

Net cash provided by (used in) operating activities	(727)	6,725

Cash flows from investing activities:
Purchase of property and equipment	(1,586)	(457)
Proceeds from the sale of property and equipment	—	188
Sale of available for sale investments	3,126	5,757
Purchase of available for sale investments	(48,484)	(1,011)

Net cash provided by (used in) investing activities	(46,944)	4,477

Cash flows from financing activities:
Net proceeds from exercise of warrants	81	—
Proceeds from issuance of common stock	1,115	364
Offering costs	(340)	(17)
Payments of long-term debt and capital lease obligations	(7)	(5)
Excess tax benefit from stock-based compensation	1,215	—

Net cash provided by financing activities	2,064	342

Net increase (decrease) in cash and cash equivalents	(45,607)	11,544
Cash and cash equivalents:
Beginning of period	$153,643	$28,795

End of period	$108,036	$40,339

Supplemental disclosures of cash flow information:
Cash paid for interest	$1	$—

Cash paid for income taxes	$7	$1,400

Noncash investing and financing activities:
Unpaid accounts payable for property and equipment purchased	$298	$145

Unrealized gain (loss) from available for sale investments	$73	$4

Net exercise of warrants	$70	$—

Unpaid offering costs	$164	$641

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Business

InvenSense, Inc. (“the Company”) was incorporated in California in June 2003 and reincorporated in Delaware in January 2004. The Company designs, develops, markets and sells MEMS gyroscopes for MotionTracking devices in consumer electronics and is dedicated to bringing the best-in-class size, performance and cost solutions to market. Targeting applications in smartphones and tablets, console and portable video gaming devices, digital still and video cameras, smart TVs (including digital set-top boxes, televisions and multi-media HDDs), 3D mice, navigation devices, toys, and health and fitness accessories, the Company delivers leading generation of motion interface solutions based on its advanced multi-axis gyroscope technology.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended April 1, 2012 included in the Company’s Annual Report on Form 10-K filed on June 19, 2012 with the Securities and Exchange Commission (“SEC”).

Fiscal Year

The Company’s fiscal year is a 52 or 53 week period ending on the Sunday closest to March 31. The Company’s most recent fiscal year (“Fiscal 2012”) ended on April 1, 2012 (“April 2012”). The first fiscal quarter in each of the two most recent fiscal years ended on July 1, 2012 (“three months ended July 1, 2012” or “July 2012”) and July 3, 2011 (“three months ended July 3, 2011” or “July 2011”), respectively, and each quarter period included 13 weeks.

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

The condensed consolidated balance sheet as of April 1, 2012, included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for the interim periods. The results of operations for the period ended July 1, 2012 is not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2013 or for any future year or interim period.

Basis of Consolidation

All intercompany transactions and balances have been eliminated upon consolidation. The functional currency of each of the Company’s subsidiaries is the U.S. dollar. Foreign currency gains or losses are recorded as other income (expense), net in the condensed consolidated statements of income.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates included in the condensed consolidated financial statements include inventory valuation, warranty reserves, valuation allowance for recorded deferred tax assets and valuation of common and convertible preferred stock. These estimates are based upon information available as of the date of the condensed consolidated financial statements, and actual results could differ from those estimates.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Concentration of Credit Risk

At July 2012, six customers each accounted for 17%, 16%, 15%, 12%, 11% and 10% of total accounts receivable. At April 2012, five customers accounted for 18%, 17%, 13%, 12% and 10% of total accounts receivable.

For the three months ended July 1, 2012, four customers each accounted for 19%, 13%, 12% and 11% of total net revenue. For the three months ended July 3, 2011, four customers each accounted for 24%, 14%, 13% and 13% of total net revenue.

Warranty

The Company’s warranty agreements are contract and component specific and can be up to three years for selected components. The Company accrues for anticipated warranty costs upon shipment based on the number of shipped units, historical analysis of the volume of product returned under the warranty program and management’s judgment regarding anticipated rates of warranty claims and associated repair costs. The following table summarizes the activity related to the product warranty liability during the three months ended July 1, 2012 and Fiscal 2012:

	Three Months Ended July 1, 2012	Fiscal 2012
	(in thousands)
Beginning balance	$361	$697
Provision for warranty	53	(246)
Less: actual warranty costs	(13)	(90)

Ending balance	$401	$361

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Net Income Per Share

Basic and diluted net income per common share are presented in conformity with the two-class method required for participating securities for the period prior to their conversion upon the Company’s initial public offering (“IPO”) in November 2011, when all preferred shares were converted to common stock.

Prior to the IPO, holders of Series C convertible preferred stock (“Series C”) were entitled to receive noncumulative dividends at the annual rate of $0.09840 per share prior to the payment of dividends on any other shares of the Company’s stock. Once the payment of Series C had been completed, holders of Series A convertible preferred stock (“Series A”) would have been entitled to receive noncumulative dividends at the annual rate of $0.08000 per share of Series A and Series B convertible preferred stock (“Series B”) would have been entitled to receive noncumulative dividends at the annual rate of $0.14864 per share, payable on a pari passu basis, prior and in preference to any dividends on any other shares of the Company’s common stock. In the event a dividend were paid on common stock, Series A, Series B and Series C stockholders would have been entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis).

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
	July 1, 2012	July 3, 2011
	(in thousands, except per share data)
Net income allocable to common stockholders:
Numerator:
Basic:
Net income	$7,651	$9,024
Non-cumulative dividends on convertible preferred stock	—	(762)
Undistributed earnings allocable to convertible preferred stockholders	—	(6,080)

Net income allocable to common stockholders—basic	$7,651	$2,182

Diluted:
Net income	$7,651	$9,024
Non-cumulative dividends on convertible preferred stock	—	(787)
Undistributed earnings allocable to convertible preferred stockholders	—	(5,742)

Net income allocable to common stockholders—diluted	$7,651	$2,495

Denominator:
Basic shares:
Weighted average shares used in computing basic net income per common share	81,184	18,124

Diluted shares:
Weighted average shares used in computing basic net income per common share	81,184	18,124
Effect of potentially dilutive securities:
Stock options and unvested restricted stock	5,675	4,423
Common stock warrants	221	—

Weighted average shares used in computing diluted net income per common share	87,080	22,547

Net income per common share:
Basic	$0.09	$0.12
Diluted	$0.09	$0.11

The following summarizes the potentially dilutive securities outstanding at the end of each period that were excluded from the computation of diluted net income per common share for the periods presented as their effect would have been antidilutive:

	Three Months Ended
	July 1, 2012	July 3, 2011
	(in thousands)
Employee stock options	1,583	2,102
Unvested restricted stock units	13	—

Total antidilutive securities	1,596	2,102

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. ASU No. 2011-05 amended ASC 320, “Comprehensive Income, to converge the presentation of comprehensive income between U.S GAAP and IFRS.” ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements and requires reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement in changes of stockholders equity. ASU No. 2011-05 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which is the Company’s fiscal interim period ended July 1, 2012 of fiscal year ending March 31, 2013. Upon adoption of ASU No. 2011-05, the Company has separately reported Condensed Consolidated Statements of Comprehensive Income and the adoption did not impact the Company’s financial condition or results of operations.

2. Cash Equivalents and Available for Sale Investments

Short-term available for sale investments consist of securities with original maturities of three through twelve months. Long-term available for sale investments which have maturities exceeding twelve months beyond the balance sheet date are classified as long-term investments in the Company’s condensed consolidated balance sheets. The Company’s investments are classified as available for sale since the sale of these investments may be required prior to their stated maturity to implement management’s liquidity-related strategies. Available for sale securities are carried at fair value with temporary unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

At July 1, 2012, of the $108.0 million of the Company’s cash and cash equivalents, $85.0 million was cash and $23.0 million was cash equivalents invested in money market funds. As of July 1, 2012, $30.4 million of the $108.0 million of cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the United States, the Company would be required to accrue and pay U.S. taxes to repatriate these funds. However, the Company’s intent is to indefinitely reinvest these funds outside of the United States, and the Company’s current plans do not demonstrate a need to repatriate them to fund U.S. operations. Additionally, as of July 1, 2012, the Company had short-term available for sale investments of $12.4 million and long-term available for sale investments of $37.0 million totaling $49.4 million. As shown in the table below, the money market funds held by the Company were classified as Level 1 assets. The U.S. agency securities investments, commercial paper, and corporate notes and bonds were classified as Level 2 assets where the fair value was determined from non-binding market consensus prices that are corroborated by observable market data.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Fair value measurements at each reporting date were as follows:

July 2012:

Assets measured at fair value on a recurring basis were presented in the Company’s condensed consolidated balance sheet as of July 1, 2012.

	July 2012 Balance	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3
	(in thousands)
Money Market Funds	$22,603	$22,603	$—	$—
Corporate Notes and Bonds	42,071	—	42,071	—
Commercial Paper	1,989	—	1,989	—
U.S. Agency Securities	5,705	—	5,705	—

Total	$72,368	$22,603	$49,765	$—

Cash equivalents	$22,959	$22,609	$350	$—
Long-term investments	12,436	9,079	3,357	—
Short-term investments	36,973	34,624	2,349	—

Total	$72,368	$66,312	$6,056	$—

	July 2012 Amortized Cost	Unrealized Loss	July 2012 Estimated FMV
Corporate Notes and Bonds	$42,136	$(65)	$42,071
Commercial Paper	$1,995	$(6)	1,989
U.S. Agency Securities	$5,356	$(1)	5,355
Cash			85,077
Cash equivalents			22,959

Total Aggregate Fair Value			$157,451

There were no transfers of assets measured at fair value between Level 1 and Level 2 during the three months ended July 1, 2012.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3. Balance Sheet Details

Inventories

Inventories at July 2012 and April 2012 consisted of the following:

	July 2012	April 2012
	(in thousands)
Work in progress	$17,323	$9,021
Finished goods	2,614	3,219

Total Inventory	$19,937	$12,240

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at July 2012 and April 2012 consisted of the following:

	July 2012	April 2012
	(in thousands)
Prepaid expenses	$1,034	$1,040
Advance to vendors	1,127	548
Tax receivable	724	1,106
Deferred tax assets	1,420	1,418
Other current assets	577	76

Total prepaid expenses and other current assets	$4,882	$4,188

The Company has signed agreements with foundry vendors to facilitate and expand capacity for the Company’s products. The Company paid nil and $1.7 million for the three months ended July 1, 2012 and Fiscal 2012, respectively, in advance payments to certain of these foundry vendors. These advances have been partially offset by the purchases from these vendors. The agreements allow the Company to offset these advances against wafer purchases from the foundries at various agreed upon rates. The Company classifies advances expected to be offset by purchases within 12 months as prepaid and other current assets and the remaining balances as other assets on the Company’s Condensed Consolidated Balance Sheets. The Company believes that the advances to these vendors will be fully offset by future purchases from these vendors.

The Company regularly reviews the carrying amount of its assets, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss is measured based on the excess of the carrying amount of the asset over the asset’s fair value. The Company recognized an impairment loss of $0.4 million related to one of its vendor advances during the three months ended July 1, 2012.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Property and Equipment

Property and equipment at July 2012 and April 2012 consisted of the following:

	July 2012	April 2012
	(in thousands)
Production and lab equipment	$7,703	$6,866
Computer equipment and software	900	861
Equipment under construction	1,152	435
Leasehold improvements and furniture and fixtures	819	819

Subtotal	$10,574	$8,981
Accumulated depreciation and amortization	(5,503)	(4,970)

Property and equipment—net	$5,071	$4,011

Depreciation and amortization expense for the three months ended July 1, 2012 and July 3, 2011 was $0.6 million and $0.4 million, respectively. Equipment under construction consists primarily of production and lab equipment. Equipment under construction is not subject to depreciation until it is available for its intended use. Capitalized leases consist of office equipment. For the three months ended July 1, 2012 and July 3, 2011, there were no new capitalized leases.

Accrued Liabilities

Accrued liabilities at July 2012 and April 2012 consisted of the following:

	July 2012	April 2012
	(in thousands)
Engineering services	$753	$104
Payroll-related expenses	2,326	2,274
Bonus	1,956	3,571
Legal fees	266	968
Warranty reserves	401	361
Deferred revenue	376	284
Income tax payable	32	27
Other	552	137

Total accrued liabilities	$6,662	$7,726

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4. Long-Term Debt

Long-term debt at July 2012 and April 2012 consisted of the following:

	July 2012	April 2012
	(in thousands)
Capital lease obligations	$42	$50
Less: current portion of long-term debt	24	28

Total long-term debt	$18	$22

Annual maturities of long-term debt at July 2012 are as follows:

Amount
(in thousands)
Fiscal Years Ending March or April
2013 (remaining nine months)	$21
2014	13
2015	8

$42

5. Commitments and Contingencies

Operating Lease Obligations

The Company has non-cancelable operating leases for its facilities through fiscal year 2018.

Future minimum lease payments under operating leases as of July 1, 2012 are as follows:

Fiscal Years Ending March or April	Amount
(in thousands)
2013 (remaining nine months)	$770
2014	403
2015	234
2016	165
2017 and future fiscal years	201

Total	$1,773

The Company’s lease agreements provide for rental payments which have certain lease incentives and graduated rental payments. As a result, the rent expense is recognized on a straight-line basis over the term of the lease. The Company’s rental expense under operating leases was approximately $0.5 million and $0.4 million for the three months ended July 1, 2012 and July 3, 2011, respectively.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Purchase Commitments

The Company has non-cancelable purchase commitments with its foundry vendors through fiscal year 2013. Future minimum payments under the purchase commitments as of July 1, 2012 are as follows:

Fiscal Years Ending March or April	Amount
(in thousands)
2013 (remaining nine months)	$26,757
Beyond 2013	—

Total	$26,757

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

On May 16, 2012, STMicroelectronics, Inc. (“STI”) filed a patent infringement complaint in the Northern District of California against the Company, alleging infringement of U.S. Patent Nos. 6,504,253; 6,846,690; 6,405,592; 6,546,799; 6,928,872; 7,450,332; 7,409,291; 5,874,850; and 5,986,861 (collectively, the “Asserted Patents”). STI alleges that certain lnvenSense Micro-Electro-Mechanical Systems products and services, including but not limited to InvenSense’s ITG-3200, MPU-6050, IDG-500, and IMU-3000 product lines, infringe one or more claims of the Asserted Patents. As this litigation has only recently been initiated, the Company believes it is not yet possible to assess the merits of the plaintiffs claim and or the amount of damages, if any, that could be awarded in the event of an unfavorable outcome. The Company intends to contest the case vigorously. On July 9, 2012, the Company filed counterclaims against STI for alleged infringement of patents, U.S. Patent Nos. 7,290,435 and U.S. Patent Nos. 7,458,263.

On July 20, 2010, plaintiff Wacoh Company filed a complaint in the District of Delaware against the Company and four other companies in the business of making gyroscopes for various applications, alleging infringement of U.S. Patent Nos. 6,282,956 and 6,865,943. The complaint sought unspecified monetary damages, costs, attorneys’ fees and other appropriate relief. In January 2012, the Company prevailed on a motion to sever the case against it from the cases against other companies and to transfer the case to the Northern District of California. The Company intends to continue to contest the case vigorously. The Company’s management believes that this lawsuit has no merit and believes that the overall outcome of this complaint will not have a material effect on the Company’s business, financial position, results of operations, comprehensive income or cash flows.

The Company indemnifies certain customers, distributors, suppliers and subcontractors for attorney fees and damages and costs awarded against such parties in certain circumstances in which the Company’s products are alleged to infringe third-party intellectual property rights, including patents, registered trademarks or copyrights. There were no indemnification costs for the three months ended July 1, 2012 and July 3, 2011. Indemnification costs are charged to operations as incurred.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

6. Stockholders’ Equity

Stock Plans

In July 2011, the Company’s Board of Directors and its stockholders approved the establishment of the 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provides for annual increases in the number of shares available for issuance there under on the first business day of each fiscal year, beginning with the Company’s fiscal year following the year of this offering, equal to four percent (4%) of the number of shares of the Company’s common stock outstanding as of such date, which resulted in an annual increase of 3.2 million shares for fiscal year 2013.

Under the Company’s 2004 Stock Incentive Plan and 2011 Stock Incentive Plan (the “Plans”), the Board of Directors may grant either incentive stock options, nonqualified stock options, or stock awards to eligible persons, including employees, nonemployees, members of the Board of Directors, consultants and other independent advisors who provide services to the Company. As of July 1, 2012 the Company has reserved for issuance under the Plans a total of 30.9 million shares (plus additional shares subject to automatic increase provisions under the 2011 Plan).

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Stock option activities of the Company under the Plans are as follows (in thousands, except per share amounts):

	Options Available for Grant	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—April 1, 2012	9,710	11,116	$4.31
Increase in stock option pool	3,236
Options granted (weighted-average fair value of $5.79 per share)	(782)	782	12.49
Options exercised	—	(647)	1.73
Options canceled	161	(161)	7.78

Balance—July 1, 2012	12,325	11,090	$5.00	7.69	$72,044

July 1, 2012
Vested and expected to vest		10,046	$4.68	7.55	$68,324

Exercisable—July 1, 2012		5,154	$1.90	6.26	$48,539

April 1, 2012
Vested and expected to vest		10,064	$4.02	7.60	$141,827

Exercisable—April 1, 2012		5,202	$1.46	6.31	$86,557

Additional information regarding options outstanding as of July 2012 and April 2012 is as follows (in thousands except per share amounts):

Options Outstanding July 2012
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price of Options Outstanding	Number Exercisable	Weighted- Average Exercise Price of Options Exercisable
$0.04 - $0.08	28	3.23	$0.06	28	$0.06
$0.11 - $0.172	248	4.46	0.16	248	0.16
$0.32 - $0.70	2,804	5.54	0.60	2,790	0.60
$1.02 - $2.97	2,033	7.01	2.51	1,333	2.43
$5.07 - $10.00	4,422	8.88	6.68	743	6.21
$10.10 - $15.24	1,301	9.68	11.28	—	—
$15.58 - $20.89	254	9.73	17.36	12	17.01

	11,090	7.69	$5.00	5,154	$1.90

Options Outstanding April 2012
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price of Options Outstanding	Number Exercisable	Weighted- Average Exercise Price of Options Exercisable
$0.04 - $0.08	68	3.63	$0.07	68	$0.07
$0.11 - $0.172	357	4.69	0.15	357	0.15
$0.32 - $0.70	3,003	5.78	0.60	2,956	0.59
$1.02 - $2.97	2,311	7.42	2.54	1,405	2.48
$5.07 - $10.00	4,559	9.12	6.69	416	5.51
$10.10 - $17.49	764	9.70	11.24	—	—
$20.89 - $20.89	54	9.96	20.89	—	—

	11,116	7.73	$4.31	5,202	$1.46

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	July 2012 Shares	April 2012 Shares
	(in thousands)
Shares issuable under plans
Options issued and outstanding	11,090	11,116
Restricted stock units granted and outstanding	223	118
Shares remaining for issuance under plans	12,103	9,592

Shares available for future issuance	23,416	20,826

Reserved in Plans	30,917	27,680
Less: Options exercised	(8,590)	(7,943)
Less: Restricted stock units	(26)	(26)
Add: Repurchases of unvested shares	1,115	1,115

Shares available for future issuance	23,416	20,826

Valuation of Stock-Based Awards

The Company applies the provisions of ASC 718-10 “Compensation—Stock Compensation” which establishes the accounting for stock-based awards based on the fair value of the award measured at grant date. Accordingly, stock-based compensation cost is recognized in the consolidated statements of income as a component of both cost of revenues and operating expenses over the requisite service period. ASC 718-10 requires tax benefits in excess of compensation cost to be reported as a financing cash flow rather than as a reduction of taxes paid. The determination of the fair value of stock-based payment awards on the date of grant using the Black-Scholes option pricing model is affected by the volatilities of a peer group of companies based on industry, stage of life cycle, size and financial leverage, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Variables to be determined include expected volatility, estimated term and risk-free interest rate.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Expected Dividend

The Company does not anticipate paying any cash dividends in the foreseeable future and, therefore, uses an expected dividend yield of zero in the Black-Scholes option pricing model.

The aggregate intrinsic value of the stock options exercised during the three months ended July 1, 2012 and July 3, 2011 was $6.0 million and $0.8 million respectively. The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the estimated fair market value of the underlying common stock at the date of exercise.

The number of options expected to vest takes into account an estimate of expected forfeitures. The remaining unamortized stock-based compensation expense, reduced for estimated forfeitures and related to non-vested options, was $16.0 million, and $5.3 million at July 2012 and July 2011 respectively, and, for both periods will be amortized over a weighted-average remaining period of approximately three years. Total unrecognized expense will be adjusted for future changes in estimated forfeitures.

Weighted-Average Assumptions

The Company used the following weighted-average assumptions in determining stock-based compensation expense for the three months ended July 1, 2012 and July 3, 2011.

	Three Months Ended
	July 1, 2012	July 3, 2011
Expected Term	6.04 years	6.10 years
Volatility	48.5%	49.5%
Risk-free interest rate	0.92%	2.4%
Dividend yield	0%	0%

Restricted Stock Units (RSUs)

Restricted stock unit activities of the Company under the Plans are as follows (in thousands, except per share amounts):

Restricted stock unit activity	Shares	Weighted average grant date fair value
	(in thousands)
Nonvested at April 1, 2012	118	$12.47
Granted	113	13.49
Vested	—	—
Forfeited	(8)	13.17

Total nonvested at July 1, 2012	223	$12.96

RSUs granted to employees are subject to the employee’s continued service to the Company over that period. The fair value of RSUs is determined using the fair value of the Company’s common stock on the date of the grant. Compensation expense is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. At July 1, 2012, there was approximately $2.7 million of total unrecognized compensation cost related to restricted stock units, which the Company expects to recognize over a weighted-average period of 2.9 years.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Stock-Based Compensation Expense

Total employee stock-based compensation cost for the Company’s stock plans for the three months ended July 1, 2012 and July 3, 2011 is as follows:

	Three Months Ended
	July 1, 2012	July 3, 2011
	(in thousands)
Cost of revenue	$152	$74
Research and development	618	344
Selling, general and administrative	903	355

Total employee stock-based compensation expense	$1,673	$773

Nonemployee Stock-Based Compensation

The Company did not grant shares to non-employees during the three months ended July 1, 2012 or Fiscal 2012. During Fiscal 2011, the Company granted options to purchase 5,000 shares to a non-employee at an exercise price of $5.07 per share.

Total stock-based compensation related to options granted to non-employees for the three months ended July 1, 2012 and July 3, 2011 was $nil and $14,000, respectively. Compensation expense related to non-employee options was recorded in selling, general and administrative expense and research and development expense in Fiscal 2012 in the condensed consolidated statement of income.

Common Stock

As of July 2012 and April 2012, common stock reserved for future issuance was as follows (in thousands):

	Number of Shares
Common stock reserved for issuance	July 2012	April 2012
Stock Plans:
Outstanding stock options	11,090	11,116
Outstanding restricted stock units	223	118
Reserved for future equity incentive grants	12,103	9,592

	23,416	20,826
	—	—
Warrants to purchase common stock	202	405

Total common stock reserved for future issuances	23,618	21,231

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7. Income Taxes

In the three months ended July 1, 2012 and July 3, 2011, the Company recorded an income tax provision of $2.0 million and $2.9 million respectively. The Company’s estimated 2013 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate partially offset by the unfavorable effects of non-deductible stock-based compensation expense.

The Company files U.S. federal income tax returns as well as income tax returns in California and various foreign jurisdictions. The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of July 2012 because such earnings are to be reinvested indefinitely.

The Company’s tax years from 2003 and onwards could be subject to examinations by tax authorities in one or more tax jurisdictions. The Company has recorded $3.6 million of uncertain tax positions within “other long-term liabilities” on the condensed consolidated balance sheet as at July 2012. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next twelve months. While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, the Company’s provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, the Consolidated Financial Statements and Notes thereto for the year ended April 1, 2012, and with management’s discussion and analysis of our financial condition and results of operations included in our Annual Report on Form 10-K with the SEC on June 19, 2012.

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These forward-looking statements include our expectations as to future sales of consumer electronics devices that could potentially integrate motion processors, our expectation that our products will remain a component of customers’ products throughout any such product’s life cycle, our belief that users of our products are likely to introduce these products into other devices as well as to adopt our more advanced devices, our belief that certain end-markets pose large growth opportunities for motion processing functionality, our ability to protect our intellectual property in the United States and abroad, our belief in the sufficiency of our cash flows to meet our needs and our future financial and operating results. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-Q. These factors include, but are not limited to, the risks described under Item 1A of Part II — “Risk Factors,” Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

Overview

We are the pioneer and a global market leader of devices for the motion interface market that detect and track an object’s motion in three-dimensional space. Our MotionTracking devices combine micro-electro-mechanical system, or (MEMS) motion sensors, such as accelerometers, gyroscopes and compasses, with mixed-signal integrated circuits (ICs) and proprietary algorithms and firmware that intelligently process, synthesize and calibrate the output of sensors for use by software applications via an application programming interface (API). Our MotionTracking devices are differentiated by small form factor, high level of integration, performance, reliability and cost effectiveness. While our solutions have broad applicability, we currently target consumer electronics applications such as smartphones and tablets, console and portable video gaming devices, digital still and video cameras, smart TVs (including digital set-top boxes, televisions and multi-media HDDs), 3D mice, navigation devices, toys, and health and fitness accessories. We utilize a fabless model, leveraging current CMOS and MEMS foundries and semiconductor packaging supply chains.

Our current strategy is to continue targeting the consumer electronics market with integrated MotionTracking devices that meet or exceed the performance and cost requirements of consumer electronics manufacturers, are easy to integrate and set industry performance benchmarks. Our ability to secure new customers depends on winning competitive processes, known as design wins. These selection processes are typically lengthy, and, as a result, our sales cycles will vary based on the market served, whether the design win is with an existing or a new customer and whether our product being designed into our customer’s device is a first generation or subsequent generation product. Because the sales cycle for our products is long, we can incur design and development support expenditures in circumstances where we do not ultimately recognize any net revenue. We do not receive long-term purchase commitments from any of our customers, all of whom purchase our products on a purchase order basis. While product life cycles in our target market vary by application, once one of our solutions is incorporated into a customer’s design, we believe that it will likely remain a component of the customer’s product for its life cycle because of the time and expense associated with redesigning the product or substituting an alternative solution. The trend is also supported by the increased likelihood that once a customer introduces one of our products into one of their devices, we believe they are likely to introduce it into others. Additionally, once a customer introduces one of our lower functionality sensors into their platforms, we believe they are more likely to adopt our more advanced integrated MotionTracking devices.

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

•

In 2010, we began volume shipments of our MPU-3000 family of Motion-Processors consisting of three-axis gyroscopes digital outputs and software development kits, designed to enable faster motion interface application development. In addition, we started shipping our ITG- and IMU-3000 family of products, which address a broader array of consumer applications than our analog products. We also started sampling our MPU-6000 family of integrated six-axis Motion-Processors that integrate a three-axis gyroscope and three-axis accelerometer on one chip used with our MotionApps software platform.

•

In 2011, we began high-volume shipments of our ITG/IMU/MPU-3000 family of Motion-Processors for the portable gaming, smart TV, smartphone and tablet markets. In addition, we began volume shipments of our MPU-6000 family of six-axis motion processors for the smartphone and tablet markets. We also introduced our IDG-2020 and IXZ-2020 families of dual-axis gyroscopes, which address the need for optical image stabilization (OIS) technology in camera phones and digital still cameras.

•

In January 2012, we introduced our nine-axis MPU-9150 Motion-Processor, which is available for sampling to selected customers and is targeted for the smartphone, tablet, gaming controller and wearable sensor markets.

•	In June 2012, we introduced our MPU-3300, a single-chip, high performance integrated 3-axis gyroscope for industrial applications.

Our fiscal year is a 52 or 53 week period ending on the Sunday closest to March 31. Our most recent fiscal year (“Fiscal 2012”) ended on April 1, 2012 (“April 2012”). The first fiscal quarter in each of the two most recent fiscal years ended on July 1, 2012 (“three months ended July 1, 2012” or “July 2012”) and July 3, 2011 (“three months ended July 3, 2011” or “July 2011”), respectively, and each quarter period included 13 weeks.

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

We believe that the assumptions and estimates associated with revenue recognition, income taxes, inventory valuation, and stock-based compensation have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to the our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on June 19, 2012.

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

We believe that a substantial majority of our net revenue will continue to come from sales to customers located in Asia, where most of the manufacturers of consumer electronics devices that use and may in the future use our products are located. As a result of this regional customer concentration, we may be subject to economic and political events and other developments that impact our customers in Asia. For more information, see the section titled “Risk Factors—Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business”, discussed in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012.

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

We price our products based on market and competitive conditions and periodically reduce the price of our products as market and competitive conditions change. Typically we experience price decreases over the life cycle of our products, which may vary by market and customer. As a result, if we are not able to decrease the cost of our products in line with the price decreases of our products, we may experience a reduction in our gross profit and gross margin. Gross margin has been and will continue to be affected by a variety of factors, including:

•	demand for our products and services;

•	product manufacturing yields;

•	write-downs of inventory for excess quantity and technological obsolescence;

•	a reduction in inventory reserves due to the sale of inventories previously reserved;

•	product mix;

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

Income Tax Provision

The provision for income taxes consists of our estimated federal, state and foreign income taxes based on our pre-tax income. Our provision differs from the federal statutory rate primarily due to expenses that are not deductible for income taxes such as certain stock-based compensation and due to foreign tax rate differentials.

Results of Operations

The following table sets forth certain condensed consolidated statement of income data as a percentage of net revenue for the periods indicated.

	Three Months Ended
	July 1, 2012	July 3, 2011
Net revenue	100%	100%
Cost of revenue	45	42

Gross profit	55	58

Operating expenses:
Research and development	14	12
Selling, general and administrative	16	13

Total operating expenses	30	25

Income from operations	25	33
Other income (expense), net	—	—

Income before income taxes	25	33
Income tax provision	5	8

Net income	20%	25%

Net Revenue

(in thousands)	Three Months Ended
	July 1, 2012	July 3, 2011
Net revenue	$39,202	$35,627

Net revenue for the first quarter of fiscal year 2013 increased by $3.6 million, or 10%, from the first quarter of fiscal year 2012, primarily due to higher volume shipments to an expanded customer base, including manufacturers of smartphones, tablet devices and digital television and set-top box remote controls. Total unit shipments for the three months ended July 1, 2012 increased by 47% compared to the same quarter of the prior fiscal year. Our overall average unit selling price for the three months ended July 1, 2012 decreased by approximately 25% compared to the three months ended July 3, 2011, as a result of the change in our product mix and declines in average selling prices associated with products primarily introduced in prior years.

Cost of Revenue and Gross Profit

(in thousands)	Three Months Ended
	July 1, 2012	July 3, 2011
Cost of revenue	$17,639	$15,009
% of net revenue	45%	42%
Gross profit	$21,563	$20,618
% of net revenue	55%	58%

Gross profit for the first quarter of fiscal year 2013 increased by $0.9 million, or 5%, compared to the same period of the prior year, due to an increase in unit sales of our products, changes in product mix sold, the effect of decreases in average selling price per unit sold for comparable products, decreases in manufacturing costs, improvements in manufacturing related product yields for comparable products, the favorable effect of a reduction of inventory reserves due to the sale of inventory previously reserved, and the unfavorable effect of an impairment charge taken in the current period related to purchase deposits provided to one of our current manufacturing related vendors. We expect gross margins to fluctuate during the remainder of fiscal year 2013 due to changes in product mix, average unit selling prices, manufacturing costs, manufacturing yields and levels of product demand.

Research and Development

(in thousands)	Three Months Ended
	July 1, 2012	July 3, 2011
Research and development	$5,655	$4,376
% of net revenue	14%	12%

Research and development expense for the first quarter of fiscal year 2013 increased by $1.3 million, or 29%, compared to the same period of the prior year. The increase was primarily attributable to increased personnel costs of $1.2 million. Research and development headcount was 99 at the end of the first quarter of fiscal year 2013 and 89 at the end of the first quarter of fiscal year 2012.

Selling, General and Administrative

(in thousands)	Three Months Ended
	July 1, 2012	July 3, 2011
Selling, general and administrative	$6,258	$4,511
% of net revenue	16%	13%

Selling, general and administrative expense for the first quarter of fiscal year 2013 increased by $1.7 million, or 39%, compared to the same period in the prior year. The increase in the first quarter of 2013 was primarily attributable to increased personnel costs of $1.5 million and consulting and outside service cost of $0.2 million. Selling, general and administrative headcount was 97 at the end of the first quarter of fiscal year 2013 and 86 at the end of the first quarter of fiscal year 2012.

Income from Operations

(in thousands)	Three Months Ended
	July 1, 2012	July 3, 2011
Income from operations	$9,650	$11,731
% of net revenue	25%	33%

Income from operations for the first quarter of fiscal year 2013 decreased by $2.1 million, or 18%, compared to the same period of the prior year, primarily due to an increase in research and development expenses of $1.3 million, an increase in selling, general and administrative expenses of $1.7 million, offset by an increase in gross profit of $0.9 million.

Other Income (Expense), Net

(in thousands)	Three Months Ended
	July 1, 2012	July 3, 2011
Other income (expense), net	$37	$181
% of net revenue	—%	—%

Other income (expense), net was $37,000 for the first quarter of fiscal year 2013, compared to $181,000 for the same period in the prior year. The change in other income (expense), net was primarily due to a $166,000 gain on the disposal of fixed assets in the first quarter of fiscal year 2012.

Income Tax Provision

(in thousands)	Three Months Ended
	July 1, 2012	July 3, 2011
Income tax provision	$2,036	$2,888
% of income before income taxes	21%	24.2%

For the three months ended July 1, 2012, the Company recorded an income tax provision of $2.0 million, compared to an income tax provision of $2.9 million for the three months ended July 3, 2011. The decrease in the provision for income taxes was primarily due to the decrease in income before taxes to $9.7 million for the first quarter of fiscal year 2013, compared to $11.9 million for the same period of the prior year, offset by the effects of non-deductible stock-based compensation expense. The Company’s estimated 2013 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate.

Net Income

(in thousands)	Three Months Ended
	July 1, 2012	July 3, 2011
Net income	$7,651	$9,024
% of net revenue	20%	25%

Net income for the first quarter of fiscal year 2013 decreased by $1.4 million, or 15%, compared to the same period of the prior year primarily due to an increase in research and development expenses of $1.3 million, an increase in selling, general and administrative expenses of $1.7 million, offset by an increase in gross profit of $0.9 million and a decrease in the provision of income taxes of $0.9 million.

Liquidity and Capital Resources

Since our inception, our operations have been financed primarily by net proceeds of $50.2 million from the issuance of shares of our preferred stock, net proceeds of $75.2 million from the issuance of shares in public offerings and $44.4 million, and $7.9 million in cash generated from operations in fiscal years 2012 and 2011, respectively. As of July 1, 2012, we had $157.5 million of cash, cash equivalents and investments. Although the majority of our sales are generated from a limited number of customers, we increased the number of total customers and the volume of sales to those customers in recent years. We expect that trend to continue as the markets for our products develop.

We believe our current cash, along with net cash provided by operating activities, will be sufficient to satisfy our liquidity requirements for the next 12 months. We also believe our current cash, along with net cash provided by operating activities position us to pursue value-creating acquisitions if opportunities arise. Our liquidity may be negatively impacted as a result of a decline in sales of our products due to a decline in our end markets, decrease in sales of our customers’ products in the market, or adoption of competitors’ products. As of July 1, 2012, $30.4 million of the $108.0 million of cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the United States, the Company would be required to accrue and pay U.S. taxes to repatriate these funds. However, the Company’s intent is to indefinitely reinvest these funds outside of the United States, and the Company’s current plans do not demonstrate a need to repatriate them to fund U.S. operations.

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

Below is a summary of our cash flows (used in) provided by operating activities, investing activities and financing activities for the periods indicated:

(in thousands)	Three months Ended
	July 1, 2012	July 3, 2011
Net cash provided by (used in) operating activities	$(727)	$6,725
Net cash provided by (used in) investing activities	(46,944)	4,477
Net cash provided by financing activities	2,064	342

Net increase (decrease) in cash and cash equivalents	$(45,607)	$11,544

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities in the first three months of fiscal year 2013 of $0.7 million, primarily reflected net income of $7.7 million, non-cash expenses of $2.2 million and a net decrease in operating assets and liabilities of $10.6 million consisting primarily of a increase in accounts receivable of $10.8 million, a increase in inventories of $7.7 million, and a increase in accounts payable of $7.9 million. Non-cash expenses of $2.2 million consisted primarily of depreciation and amortization of $0.6 million and stock-based compensation of $1.7 million.

Net cash provided by operating activities in the first three months of fiscal year 2012 of $6.7 million primarily reflected net income of $9.0 million, non-cash expenses of $1.1 million and an increase in accounts payable and accrued expenses of $0.9 million and $1.6 million, respectively, offset by an increase in inventories and other assets of $4.4 million and $1.4 million, respectively. The non-cash expenses of $1.1 million consisted primarily of depreciation and amortization of $0.4 million and stock-based compensation of $0.8 million.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities in the first three months of fiscal year 2013 of $46.9 million primarily reflected the purchase of property and equipment of $1.6 million, the purchase of available for sale investments of $48.5 million, offset by the sale of available for sale investments of $3.1 million.

Net cash provided by investing activities in the first three months of fiscal year 2012 of $4.5 million included proceeds from the maturity of short-term investments of $5.8 million and the sale of property and equipment of $0.2 million, offset by the purchase of property and equipment of $0.5 million and the purchase of available for sale investments of $1.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the first three months of fiscal year 2013 of $2.1 million resulted primarily from proceeds from the issuance of common stock of $1.1 and excess tax benefit from stock-based compensation of $1.2 million.

Net cash provided by financing activities in the first three months of fiscal year 2012 of $0.3 million resulted primarily from proceeds from the issuance of common stock upon exercise of stock options of $0.4 million.

Off Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 1, 2012, we were not involved in any unconsolidated SPE transactions.

Warranties and Indemnification

In connection with the sale of products in the ordinary course of business, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and agree to indemnify customers against third-party claims for such infringement. Further, our bylaws require us to indemnify our officers and directors against any action that may arise out of their services in that capacity. We have not been subject to any material liabilities under such provisions and therefore believe that our exposure for these indemnification obligations is minimal. Accordingly, we have no liabilities recorded for these indemnity agreements as of July 1, 2012.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of July 1, 2012:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$1,773	$770	$802	$201	$—
Capital lease obligations	42	21	21	—	—
Purchase obligations	26,757	26,757	—	—	—

Total contractual obligations	$28,572	$27,548	$823	$201	$—

Operating leases consist of contractual obligations from agreements for non-cancelable office space. Capital lease obligations consist of leases used to finance the acquisition of equipment. Purchase obligations consist of the minimum purchase commitments made to contract manufacturers.

As of April 1, 2012, our unrecognized tax benefits were $3.6 million. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur. As a result, these amounts are not included in the table above.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. ASU No. 2011-05 amended ASC 320, “Comprehensive Income, to converge the presentation of comprehensive income between U.S GAAP and IFRS.” ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements and requires reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement in changes of stockholders equity. ASU 2011-05 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which was our fiscal interim period ended July 1, 2012 of fiscal year ending March 31, 2013. Upon adoption of ASU No. 2011-05, we have separately reported Condensed Consolidated Statements of Comprehensive Income and the adoption did not impact our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents and investments of $157.5 million at July 1, 2012 that could be used for working capital purposes. We do not enter into investments for trading or speculative purposes. A 10% change in interest rates will not have a significant impact on our future interest income due to the length of the terms of our investments. As of July 1, 2012, our cash, cash equivalents and investments were in money market funds, U.S. government securities, corporate notes and bonds and commercial paper. To provide an assessment of the interest rate risk associated with the Company’s investments, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investments assuming a 10% parallel shift in the yield curve. Based on investment positions as of July 1, 2012, a hypothetical 10% increase in interest rates across all maturities would result in an approximate $5.8 million incremental decline in the fair market value of the investments. Such losses would only be realized if the Company sold the investments prior to maturity.

Foreign Currency Risk

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our net revenue is not subject to foreign currency risk. However, a portion of our operating expenses are incurred outside the United States are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the New Taiwan Dollar, Japanese Yen. Korean Won and Chinese Yuan. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of income. Based on our estimated future level of foreign currency denominated expenditures, a 10% change in foreign currency rates would not result in a material gain or loss to our results of operations.

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

On May 16, 2012, STMicroelectronics, Inc. (“STI”) filed a patent infringement complaint in the Northern District of California against the Company, alleging infringement of U.S. Patent Nos. 6,504,253; 6,846,690; 6,405,592; 6,546,799; 6,928,872; 7,450,332; 7,409,291; 5,874,850; and 5,986,861 (collectively, the “Asserted Patents”). STI alleges that certain lnvenSense Micro-Electro-Mechanical Systems products and services, including but not limited to InvenSense’s ITG-3200, MPU-6050, IDG-500, and IMU-3000 product lines, infringe one or more claims of the Asserted Patents. As this litigation has only recently been initiated, the Company believes it is not yet possible to assess the merits of the plaintiffs claim and or the amount of damages, if any, that could be awarded in the event of an unfavorable outcome. The Company intends to contest the case vigorously. On July 9, 2012, the Company filed counterclaims against STI for alleged infringement of patents, U.S. Patent Nos. 7,290,435 and U.S. Patent Nos. 7,458,263.

On July 20, 2010, plaintiff Wacoh Company filed a complaint in the District of Delaware against the Company and four other companies in the business of making gyroscopes for various applications, alleging infringement of U.S. Patent Nos. 6,282,956 and 6,865,943. The complaint sought unspecified monetary damages, costs, attorneys’ fees and other appropriate relief. In January 2012, the Company prevailed on a motion to sever the case against it from the cases against other companies and to transfer the case to the Northern District of California. The Company intends to continue to contest the case vigorously. The Company’s management believes that this lawsuit has no merit and believes that the overall outcome of this complaint will not have a material effect on the Company’s business, financial position, results of operations, comprehensive income or cash flows.

The Company indemnifies certain customers, distributors, suppliers and subcontractors for attorney fees and damages and costs awarded against such parties in certain circumstances in which the Company’s products are alleged to infringe third-party intellectual property rights, including patents, registered trademarks or copyrights. There were no indemnification costs during the three months ended July 1, 2012 or July 3, 2011. Indemnification costs are charged to operations as incurred.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. The risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In May and June 2012, we issued an aggregate of 196,851 shares of Common Stock at a purchase price per share of $0.74, pursuant to exercises of outstanding warrants we issued in October 2006. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and the registrant believes that each transaction was exempt from the registration requirements of the Securities Act in reliance on Section 4(2) of the Securities Act (or Rule 506 of Regulation D or Regulation S promulgated thereunder). Each recipient of the securities in these transactions represented his, her or its intention to acquire the securities for investment only and not with a view to, or for resale in connection with, any distribution thereof, and appropriate legends were affixed to the share certificates issued in each such transaction. In each case, the recipient received adequate information about the registrant or had adequate access, through his, her or its relationship with us, to information about InvenSense. The sales of these securities were made without any general solicitation or advertising.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2012	INVENSENSE, INC.

	By:	/s/ Alan Krock
Alan Krock
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of July 1, 2012 and April 1, 2012 , (ii) Condensed Consolidated Statements of Income for the Three ended July 1, 2012 and July 3, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the Three months ended July 1, 2012 and July 3, 2011 and (iv) Notes to Condensed Consolidated Financial Statements

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.