Form 10-Q
period 2012-09-30
InvenSense Inc
filed 2012-11-14
CIK 1294924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number 001-35269

(Exact name of registrant as specified in its charter)

INVENSENSE, INC.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 26, 2012
Common Stock, $0.001 par value	83,076,782

INVENSENSE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

INVENSENSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30, 2012	April 1, 2012
Assets
Current assets:
Cash and cash equivalents	$66,366	$153,643
Short-term investments	51,207	4,129
Accounts receivable	30,112	11,931
Inventories	21,208	12,240
Prepaid expenses and other current assets	3,929	4,188

Total current assets	172,822	186,131
Property and equipment, net	5,069	4,011
Restricted time deposit	194	192
Long-term investments	48,842	—
Other assets	2,288	2,984

Total assets	$229,215	$193,318

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,786	$5,446
Accrued liabilities	7,807	7,726
Long-term debt — current portion	20	28

Total current liabilities	16,613	13,200
Long-term debt	15	22
Other long-term liabilities	4,488	3,219

Total liabilities	21,116	16,441
Commitments and contingencies (note 4)
Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value — 20,000 shares authorized, no shares issued and outstanding at September 30, 2012 and April 1, 2012	—	—
Common stock:
Common stock, $0.001 par value — 750,000 shares authorized, 82,954 shares issued and outstanding at September 30, 2012, 80,890 shares issued and outstanding at April 1, 2012	146,615	136,792
Accumulated other comprehensive income	84	1
Retained earnings	61,400	40,084

Total stockholders’ equity	208,099	176,877

Total liabilities and stockholders’ equity	$229,215	$193,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net revenue	$55,294	$43,034	$94,496	$78,661
Cost of revenue	24,923	19,372	42,562	34,381

Gross profit	30,371	23,662	51,934	44,280
Operating expenses:
Research and development	5,918	4,965	11,574	9,341
Selling, general and administrative	7,202	3,898	13,459	8,409

Total operating expenses	13,120	8,863	25,033	17,750

Income from operations	17,251	14,799	26,901	26,530
Other income, net	54	28	90	209

Income before income taxes	17,305	14,827	26,991	26,739
Income tax provision	3,641	3,372	5,676	6,260

Net income	13,664	11,455	21,315	20,479
Net income allocable to convertible preferred stockholders	—	8,626	—	15,462

Net income allocable to common stockholders	$13,664	$2,829	$21,315	$5,017

Basic	$0.17	$0.15	$0.26	$0.28

Diluted	$0.16	$0.14	$0.24	$0.25

Weighted average shares outstanding in computing net income per share allocable to common stockholders:
Basic	82,429	18,296	81,806	18,210

Diluted	87,257	22,865	87,168	22,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net income	$13,664	$11,455	$21,315	$20,479
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	157	—	83	4

Total comprehensive income	$13,821	$11,455	$21,398	$20,483

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	September 30, 2012	October 2, 2011
Cash flows from operating activities:
Net income	$21,315	$20,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,158	952
Gain on disposal of property and equipment	—	(165)
Stock-based compensation expense	3,692	1,606
Deferred income tax assets	(4)	(12)
Tax effect of employee benefit plans	2,707	—
Excess tax benefit from stock-based compensation	(2,707)	—
Changes in operating assets and liabilities:
Accounts receivable	(18,181)	(2,530)
Inventories	(8,968)	(6,243)
Prepaid expenses and other current assets	259	508
Other assets	696	(1,710)
Accounts payable	3,375	4,715
Accrued liabilities	1,839	2,631

Net cash provided by operating activities	5,181	20,231

Cash flows from investing activities:
Purchase of property and equipment	(2,249)	(1,296)
Proceeds from the sale of property and equipment	—	188
Sale of available-for-sale investments	7,926	5,777
Purchase of available-for-sale investments	(103,765)	(6,025)

Net cash used in investing activities	(98,088)	(1,356)

Cash flows from financing activities:
Net proceeds from exercise of warrants	81	499
Proceeds from issuance of common stock	3,321	702
Offering costs	(465)	(654)
Payments of long-term debt and capital lease obligations	(14)	(9)
Excess tax benefit from stock-based compensation	2,707	—

Net cash provided by financing activities	5,630	538

Net (decrease) increase in cash and cash equivalents	(87,277)	19,413
Cash and cash equivalents:
Beginning of period	$153,643	$28,795

End of period	$66,366	$48,208

Supplemental disclosures of cash flow information:
Cash paid for interest	$1	$1

Cash paid for income taxes	$20	$3,900

Noncash investing and financing activities:
Unpaid accounts payable for property and equipment purchased	$236	$213

Unrealized gain from available-for-sale investments	$83	$4

Net exercise of warrants	$70	$—

Unpaid offering costs	$6	$727

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Business

InvenSense, Inc. (“the Company”) was incorporated in California in June 2003 and reincorporated in Delaware in January 2004. The Company designs, develops, markets and sells micro-electro-mechanical system (MEMS) gyroscopes for MotionTracking devices in consumer electronics and is dedicated to bringing the best-in-class size, performance and cost solutions to market. Targeting applications in smartphones and tablets, console and portable video gaming devices, digital still and video cameras, smart TVs (including digital set-top boxes, televisions and multi-media HDDs), 3D mice, navigation devices, toys, and health and fitness accessories, the Company delivers leading generation of motion interface solutions based on its advanced multi-axis gyroscope technology.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended April 1, 2012 included in the Company’s Annual Report on Form 10-K filed on June 19, 2012 with the Securities and Exchange Commission (“SEC”).

Fiscal Year

The Company’s fiscal year is a 52 or 53 week period ending on the Sunday closest to March 31. The Company’s most recent fiscal year (“Fiscal 2012”) ended on April 1, 2012 (“April 2012”). The second fiscal quarter in each of the two most recent fiscal years ended on September 30, 2012 (“three months ended September 30, 2012” or “September 2012”) and October 2, 2011 (“three months ended October 2, 2011” or “October 2011”), respectively, each quarter period included 13 weeks and the six-month periods ended September 30, 2012 and October 2, 2011 both included 26 weeks.

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

The condensed consolidated balance sheet as of April 1, 2012, included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for the interim periods. The results of operations for the period ended September 30, 2012 is not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2013 or for any future year or interim period.

Basis of Consolidation

All intercompany transactions and balances have been eliminated upon consolidation. The functional currency of each of the Company’s subsidiaries is the U.S. dollar. Foreign currency gains or losses are recorded as other income, net in the condensed consolidated statements of income.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates included in the condensed consolidated financial statements include inventory valuation, valuation allowance for recorded deferred tax assets, stock based compensation, and valuation of common and convertible preferred stock for periods prior to the completion of the Company’s initial public offering. These estimates are based upon information available as of the date of the condensed consolidated financial statements, and actual results could differ from those estimates.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentration of Credit Risk

At September 2012, five customers accounted for 23%, 19%, 15%, 12%, and 11% of total accounts receivable. At April 2012, five customers accounted for 18%, 17%, 13%, 12% and 10% of total accounts receivable.

For the three months ended September 30, 2012, three customers each accounted for 29%, 19% and 17% of total net revenue. For the six months ended September 30, 2012, three customers each accounted for 22%, 19% and 15% of total net revenue. For the three months ended October 2, 2011, three customers each accounted for 44%, 13% and 12% of total net revenue. For the six months ended October 2, 2011, three customers each accounted for 30%, 18% and 11% of total net revenue.

Warranty

The Company’s warranty agreements are contract and component specific and can be up to three years for selected components. The Company accrues for anticipated warranty costs upon shipment based on the number of shipped units, historical analysis of the volume of product returned under the warranty program and management’s judgment regarding anticipated rates of warranty claims and associated repair costs. The following table summarizes the activity related to the product warranty liability during the six months ended September 30, 2012 and October 2, 2011:

	Six Months Ended September 30, 2012	Six months Ended October 2, 2011
	(in thousands)
Beginning balance	$361	$697
Provision for warranty	102	300
Less: actual warranty costs	(27)	(63)

Ending balance	$436	$934

Net Income Per Share

Basic and diluted net income per common share are presented in conformity with the two-class method required for participating securities for the period prior to their conversion upon the Company’s initial public offering (“IPO”) in November 2011, when all preferred shares were converted to common stock.

Prior to the IPO, holders of the Company’s preferred stock were entitled to receive noncumulative dividends prior to the payment of dividends on shares of the Company’s common stock. In the event a dividend were paid on common stock, the preferred stockholders would have also been entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis).

Under the two-class method, net income allocable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period non-cumulative dividends allocable to the preferred stockholders for the period prior to their conversion upon the Company’s initial public offering. In computing diluted net income attributed to common stockholders, undistributed earnings are reallocated to reflect the potential impact of dilutive securities. Basic net income per common share is computed by dividing the net income allocable to common stockholders by the weighted average number of common shares outstanding during the period, which excludes dilutive unvested restricted stock.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Diluted net income per share allocable to common stockholders is computed by dividing the net income allocable to common stockholders by the weighted average number of common shares outstanding, including unvested restricted stock, certain preferred stock warrants, (which were converted into common stock warrants at the completion of the Company’s IPO), and potential dilutive common shares assuming the dilutive effect of outstanding stock options and restricted stock units using the treasury stock method.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(in thousands, except per share data)
Net income allocable to common stockholders:
Numerator:
Basic:
Net income	$13,664	$11,455	$21,315	$20,479
Non-cumulative dividends on convertible preferred stock	—	(769)	—	(1,530)
Undistributed earnings allocable to convertible preferred stockholders	—	(7,857)	—	(13,932)

Net income allocable to common stockholders—basic	$13,664	$2,829	$21,315	$5,017

Diluted:
Net income	$13,664	$11,455	$21,315	$20,479
Non-cumulative dividends on convertible preferred stock	—	(787)	—	(1,574)
Undistributed earnings allocable to convertible preferred stockholders	—	(7,400)	—	(13,136)

Net income allocable to common stockholders—diluted	$13,664	$3,268	$21,315	$5,769

Denominator:
Basic shares:
Weighted average shares used in computing basic net income per common share	82,429	18,296	81,806	18,210

Diluted shares:
Weighted average shares used in computing basic net income per common share	82,429	18,296	81,806	18,210
Effect of potentially dilutive securities:
Stock options and unvested restricted stock	4,657	4,569	5,166	4,496
Common stock warrants	171	—	196	—

Weighted average shares used in computing diluted net income per common share	87,257	22,865	87,168	22,706

Net income per common share:
Basic	$0.17	$0.15	$0.26	$0.28
Diluted	$0.16	$0.14	$0.24	$0.25

The following summarizes the potentially dilutive securities outstanding at the end of each period that were excluded from the computation of diluted net income per common share for the periods presented as their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(in thousands)
Employee stock options	2,304	1,979	2,304	1,980
Unvested restricted stock units	152	—	152	—

Total antidilutive securities	2,456	1,979	2,456	1,980

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” which requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement in changes of stockholders equity. ASU No. 2011-05 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which is the Company’s fiscal interim period ended July 1, 2012 of fiscal year ending March 31, 2013. Upon adoption of ASU No. 2011-05, the Company has separately reported Condensed Consolidated Statements of Comprehensive Income and the adoption did not impact the Company’s financial condition or results of operations.

2. Cash Equivalents and Available-for-sale Investments

Short-term available-for-sale investments consist of securities with original maturities of three through twelve months. Long-term available-for-sale investments which have maturities exceeding twelve months beyond the balance sheet date are classified as long-term investments in the Company’s condensed consolidated balance sheets. The Company’s investments are classified as available-for-sale since the sale of these investments may be required prior to their stated maturity to implement management’s liquidity-related strategies. Available-for-sale securities are carried at fair value with temporary unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

At September 30, 2012, of the $66.4 million of the Company’s cash and cash equivalents, $44.3 million was cash and $22.1 million was cash equivalents invested primarily in money market funds. As of September 30, 2012, $29.8 million of the $66.4 million of cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the United States, the Company would be required to accrue and pay U.S. taxes to repatriate these funds. However, the Company’s intent is to indefinitely reinvest these funds outside of the United States, and the Company’s current plans do not demonstrate a need to repatriate them to fund U.S. operations. Additionally, as of September 30, 2012, the Company had short-term available-for-sale investments of $51.2 million and long-term available-for-sale investments of $48.8 million totaling $100.0 million.

At April 1, 2012, of the $153.6 million of the Company’s cash and cash equivalents, $135.0 million was cash and $18.6 million was cash equivalents invested in money market funds. As of April 1, 2012, $29.3 million of the $153.6 million of cash and cash equivalents were held by our foreign subsidiaries. Additionally, the Company had available-for-sale investments totaling $4.1 million.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company applies the provisions of ASC 820-10, “Fair Value Measurements”, for fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. ASC 820-10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The standard describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value. The inputs for the first two levels are considered observable and the last is unobservable and include the following:

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

Fair value measurements at each reporting date were as follows:

September 2012:

Assets measured at fair value on a recurring basis were presented in the Company’s condensed consolidated balance sheet as of September 30, 2012.

	September 2012 Balance	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3
	(in thousands)
Money Market Funds	$22,072	$22,072	$—	$—
Corporate Notes and Bonds	91,059	—	91,059	—
Commercial Paper	4,987	—	4,987	—
U.S. Agency Securities	4,003	—	4,003	—

Total	$122,121	$22,072	$100,049	$—

Cash equivalents	$22,072	$22,072	$—	$—
Short-term investments	51,207	—	51,207	—
Long-term investments	48,842	—	48,842	—

Total	$122,121	$22,072	$100,049	$—

	September 2012 Amortized Cost	Unrealized Loss	September 2012 Estimated FMV
Corporate Notes and Bonds	$90,972	$87	$91,059
Commercial Paper	4,990	(3)	4,987
U.S. Agency Securities	4,004	(1)	4,003

Total Available-for-sale investments	$99,966	$83	$100,049

Cash			44,294
Cash equivalents			22,072

Total Aggregate Fair Value			$166,415

There were no transfers of assets measured at fair value between Level 1 and Level 2 during the six months ended September 30, 2012.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

April 2012:

Assets measured at fair value on a recurring basis were presented in the Company’s condensed consolidated balance sheet as of April 1, 2012.

	April 2012 Balance	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3
	(in thousands)
Money Market Funds	$17,712	$17,712	$—	$—
U.S. Treasury	1,000	1,000	—	—
U.S. Agency Securities	3,979	—	3,979	—

Total	$22,691	$18,712	$3,979	$—

Cash equivalents	$18,562	$17,712	$850	$—
Short-term investments	4,129	1,000	3,129	—

Total	$22,691	$18,712	$3,979	$—

	April 2012 Amortized Cost	Unrealized Gain	April 2012 Estimated FMV
	(in thousands)
U.S. Treasury	$1,000	$—	$1,000
U.S. Agency Securities	3,129	—	3,129

Total Available-for-sale Investments	$4,129	$—	$4,129
Cash			135,081
Cash equivalents			18,562

Total Aggregate Fair Value			$157,772

There were no transfers of assets measured at fair value between Level 1 and Level 2 during Fiscal 2012.

3. Balance Sheet Details

Inventories

Inventories at September 2012 and April 2012 consisted of the following:

	September 2012	April 2012
	(in thousands)
Work in progress	$18,763	$9,021
Finished goods	2,445	3,219

Total Inventories	$21,208	$12,240

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at September 2012 and April 2012 consisted of the following:

	September 2012	April 2012
	(in thousands)
Prepaid expenses	$827	$1,040
Advance to vendors	644	548
Tax receivable	2	1,106
Deferred tax assets	1,421	1,418
Other current assets	1,035	76

Total prepaid expenses and other current assets	$3,929	$4,188

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has signed agreements with foundry vendors to facilitate and expand capacity for the Company’s products. The Company paid nil for the three and six months ended September 30, 2012 and Fiscal 2012, respectively, in advance payments to certain of these foundry vendors. These advances have been partially offset by the purchases from these vendors. The agreements allow the Company to offset these advances against wafer purchases from the foundries at various agreed upon rates. The Company classifies advances expected to be offset by purchases within 12 months as prepaid and other current assets and the remaining balances as other assets on the Company’s Condensed Consolidated Balance Sheets. The Company believes that the advances to these vendors will be fully offset by future purchases from these vendors.

The Company regularly reviews the carrying amount of its assets, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss is measured based on the excess of the carrying amount of the asset over the asset’s fair value. The Company recognized an impairment loss of $0.4 million related to one of its vendor advances during the six months ended September 30, 2012.

Property and Equipment

Property and equipment at September 2012 and April 2012 consisted of the following:

	September 2012	April 2012
	(in thousands)
Production and lab equipment	$8,056	$6,866
Computer equipment and software	918	861
Equipment under construction	1,314	435
Leasehold improvements and furniture and fixtures	887	819

Subtotal	$11,175	$8,981
Accumulated depreciation and amortization	(6,106)	(4,970)

Property and equipment—net	$5,069	$4,011

Depreciation and amortization expense for the three and six months ended September 30, 2012 $0.6 million and $1.2 million, respectively. Depreciation and amortization expense for the three and six months ended October 2, 2011 was $0.5 million and $1.0 million, respectively. Equipment under construction consists primarily of production and lab equipment. Equipment under construction is not subject to depreciation until it is available for its intended use. Capitalized leases consist of office equipment. For the three and six months ended September 30, 2012 there were no new capitalized leases.

Accrued Liabilities

Accrued liabilities at September 2012 and April 2012 consisted of the following:

	September 2012	April 2012
	(in thousands)
Engineering services	$411	$104
Payroll-related expenses	2,467	2,274
Bonus	2,884	3,571
Legal fees	754	968
Warranty reserves	436	361
Deferred revenue	—	284
Income tax payable	604	27
Other	251	137

Total accrued liabilities	$7,807	$7,726

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Commitments and Contingencies

Operating Lease Obligations

The Company has non-cancelable operating leases for its facilities through fiscal year 2018.

Future minimum lease payments under operating leases as of September 30, 2012 are as follows:

Fiscal Years Ending March or April	Amount
(in thousands)
2013 (remaining six months)	$596
2014	977
2015	234
2016	152
2017 and future fiscal years	201

Total	$2,160

The Company’s lease agreements provide for rental payments which have certain lease incentives and graduated rental payments. As a result, the rent expense is recognized on a straight-line basis over the term of the lease. The Company’s rental expense under operating leases was approximately $0.5 million and $1.0 million for the three and six months ended September 30, 2012, respectively, and was approximately $0.4 million and $0.8 million for the three and six months ended October 2, 2011, respectively.

Purchase Commitments

The Company has non-cancelable purchase commitments with its foundry vendors through fiscal year 2013. Future minimum payments under the purchase commitments as of September 30, 2012 are as follows:

Fiscal Years Ending March or April	Amount
(in thousands)
2013 (remaining six months)	$24,783
Beyond 2013	—

Total	$24,783

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

On May 16, 2012, STMicroelectronics, Inc. (“STI”) filed a patent infringement complaint in the Northern District of California against the Company, alleging infringement of certain of their patents (collectively, the “Asserted Patents”). STI alleges that certain lnvenSense Micro-Electro-Mechanical Systems products and services, including but not limited to InvenSense’s ITG-3200, MPU-6050, IDG-500, and IMU-3000 product lines, infringe one or more claims of the Asserted Patents. The Company intends to contest the case vigorously. On July 9, 2012, the Company filed counterclaims against STI for alleged infringement of certain of the Company’s patents. A Markman hearing has been set for May 29, 2013, and no trial date has been set. As this litigation is still in its early stages, the Company believes it is not yet possible to assess the merits of the plaintiff’s claim and or the amount of damages, if any, that could be awarded in the event of an unfavorable outcome.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On July 20, 2010, plaintiff Wacoh Company filed a complaint in the District of Delaware against the Company and four other companies in the business of making gyroscopes for various applications, alleging infringement of certain of their patents. The complaint sought unspecified monetary damages, costs, attorneys’ fees and other appropriate relief. In January 2012, the Company prevailed on a motion to sever the case against it from the cases against other companies and to transfer the case to the Northern District of California. The Company and Wacoh subsequently settled the matter on a basis that is not material to the Company.

The Company indemnifies certain customers, distributors, suppliers and subcontractors for attorney fees and damages and costs awarded against such parties in certain circumstances in which the Company’s products are alleged to infringe third-party intellectual property rights, including patents, registered trademarks or copyrights. There were no indemnification costs for the three and six months ended September 30, 2012 and October 2, 2011. Indemnification costs are charged to operations as incurred.

The Company’s Third Amended and Restated Bylaws require the Company to indemnify its directors and officers and employees to the fullest extent permitted by the Delaware General Corporation Law (DGCL). In addition, the Company’s current directors, including the Company’s chief executive officer and certain executive officers, have entered into separate indemnification agreements with the Company. The Company’s Second Amended and Restated Certificate of Incorporation, as amended, limits the liability of directors to the Company or its stockholders to the fullest extent permitted by the DGCL. The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Stockholders’ Equity

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

Under the Company’s 2004 Stock Incentive Plan and 2011 Stock Incentive Plan (the “Plans”), the Board of Directors may grant either incentive stock options, nonqualified stock options, or stock awards to eligible persons, including employees, nonemployees, members of the Board of Directors, consultants and other independent advisors who provide services to the Company. As of September 30, 2012 the Company has reserved for issuance under the Plans a total of 30.9 million shares (plus additional shares subject to automatic increase provisions under the 2011 Plan).

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

Stock option activities of the Company under the Plans are as follows (in thousands, except per share amounts):

	Options Available for Grant	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—April 1, 2012	9,710	11,116	$4.31
Increase in stock option pool	3,236
Options granted (weighted-average fair value of $5.87 per share)	(1,501)	1,501	12.49
Options exercised	—	(1,868)	1.78
Options canceled	367	(367)	6.92

Balance—September 30, 2012	11,812	10,382	$5.87	7.82	$65,504

September 30, 2012
Vested and expected to vest		9,503	$5.63	7.72	$62,178

Exercisable—September 30, 2012		4,412	$2.33	6.39	$42,560

April 1, 2012
Vested and expected to vest		10,064	$4.02	7.60	$141,827

Exercisable—April 1, 2012		5,202	$1.46	6.31	$86,557

Additional information regarding options outstanding as of September 2012 and April 2012 is as follows (in thousands except per share amounts):

Options Outstanding September 2012
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price of Options Outstanding	Number Exercisable	Weighted- Average Exercise Price of Options Exercisable
$0.04 - $0.08	18	3.16	$0.07	18	$0.07
$0.11 - $0.172	95	4.20	0.15	95	0.15
$0.32 - $0.70	2,181	5.39	0.64	2,178	0.64
$1.02 - $2.97	1,741	6.89	2.48	1,230	2.40
$5.07 - $10.00	4,095	8.64	6.68	858	6.30
$10.10 - $15.24	1,998	9.59	11.73	6	10.62
$15.58 - $20.89	254	9.48	17.36	27	16.83

	10,382	7.82	$5.87	4,412	$2.33

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The aggregate intrinsic value of the stock options exercised during the three and six months ended September 30, 2012 was $13.7 million and $19.7 million, respectively. The aggregate intrinsic value of the stock options exercised during the three and six months ended October 2, 2011 was $0.8 million and $1.6 million, respectively. The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the estimated fair market value of the underlying common stock at the date of exercise.

The number of options expected to vest takes into account an estimate of expected forfeitures. The remaining unamortized stock-based compensation expense, reduced for estimated forfeitures and related to non-vested options, was $18.5 million, and $13.9 million at September 2012 and April 2012 respectively, and, for both periods will be amortized over a weighted-average remaining period of approximately three years. Total unrecognized expense will be adjusted for future changes in estimated forfeitures.

Weighted-Average Assumptions

The Company used the following weighted-average assumptions in determining stock-based compensation expense for the three and six months ended September 30, 2012 and October 2, 2011.

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Expected Term	6.6 years	6.1 years	6.3 years	6.1 years
Volatility	48.0%	49.5%	48.3%	49.5%
Risk-free interest rate	1.0%	1.9%	1.0%	1.9% - 2.4%
Dividend yield	0%	0%	0%	0%

Restricted Stock Units (RSUs)

Restricted stock unit activities of the Company under the Plans are as follows (in thousands, except per share amounts):

Restricted stock unit activity	Shares	Weighted average grant date fair value
	(in thousands)
Nonvested at April 1, 2012	118	$12.47
Granted	196	13.13
Vested	—	—
Forfeited	(13)	13.36

Total nonvested at September 30, 2012	301	$12.87

RSUs granted to employees are subject to the employee’s continued service to the Company over that period. The fair value of RSUs is determined using the fair value of the Company’s common stock on the date of the grant. Compensation expense is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. At September 30, 2012, there was approximately $3.5 million of total unrecognized compensation cost related to restricted stock units, which the Company expects to recognize over a weighted-average period of 3 years.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-Based Compensation Expense

Total employee stock-based compensation cost for the Plans for the three and six months ended September 30, 2012 and October 2, 2011 is as follows:

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(in thousands)
Cost of revenue	$179	$85	$331	$159
Research and development	705	302	1,323	646
Selling, general and administrative	1,135	431	2,038	801

Total employee stock-based compensation expense	$2,019	$818	$3,692	$1,606

Common Stock

As of September 2012 and April 2012, common stock reserved for future issuance was as follows (in thousands):

	Number of Shares
Common stock reserved for issuance	September 2012	April 2012
Stock Plans:
Outstanding stock options	10,382	11,116
Outstanding restricted stock units	301	118
Reserved for future equity incentive grants	11,511	9,592

	22,194	20,826
Warrants to purchase common stock	202	405

Total common stock reserved for future issuances	22,396	21,231

6. Income Taxes

For the three months and six months ended September 30, 2012, the Company recorded an income tax provision of $3.6 million and $5.7 million, respectively. For the three months and six months ended October 2, 2011, the Company recorded an income tax provision of $3.4 million and $6.3 million, respectively. The Company’s estimated 2013 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate partially offset by the unfavorable effects of non-deductible stock-based compensation expense.

The Company files U.S. federal income tax returns as well as income tax returns in California and various foreign jurisdictions. The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of September 2012 because such earnings are to be reinvested indefinitely.

The Company’s tax years from 2003 and onwards could be subject to examinations by tax authorities in one or more tax jurisdictions. The Company has recorded $4.5 million of uncertain tax positions within “other long-term liabilities” on the condensed consolidated balance sheet as at September 2012. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next twelve months. While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, the Company’s provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Subsequent Event

Effective October 24, 2012, Mr. Steven Nasiri transitioned from President and Chief Executive Officer to Technical Advisor, and Behrooz Abdi, a member of our Board, was appointed President and Chief Executive Officer. Mr. Nasiri continues as an employee and a member of the Board. The Company expects that compensation costs under Mr. Nasiri’s transition and release agreement will total approximately $1.2 million including salary, bonus and stock option grant costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, the Consolidated Financial Statements and Notes thereto for the year ended April 1, 2012, and with management’s discussion and analysis of our financial condition and results of operations included in our Annual Report on Form 10-K filed with the SEC on June 19, 2012.

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These forward-looking statements include our expectations as to future sales of consumer electronics devices that could potentially integrate motion processors, our expectation that our products will remain a component of customers’ products throughout any such product’s life cycle, our belief that users of our products are likely to introduce these products into other devices as well as to adopt our more advanced devices, our belief that certain end-markets pose large growth opportunities for motion processing functionality, our ability to protect our intellectual property in the United States and abroad, our freedom to manufacture and sell our product without infringing the intellectual property of third parties, our belief in the sufficiency of our cash flows to meet our needs and our future financial and operating results. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-Q. These factors include, but are not limited to, the risks described under Item 1A of Part II — “Risk Factors,” elsewhere in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

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

•	In June 2012, we introduced our MPU-3300, a single-chip, high performance integrated 3-axis gyroscope for industrial applications.

•	In July 2012, we introduced the MPU- 6500, the Company’s next-generation 6-axis MotionTracking device for smartphones, tablets, wearable sensors, and other consumer markets.

Our fiscal year is a 52 or 53 week period ending on the Sunday closest to March 31. Our most recent fiscal year (“Fiscal 2012”) ended on April 1, 2012 (“April 2012”). The second fiscal quarters in each of the two most recent fiscal years ended on September 30, 2012 (“three months ended September 30, 2012” or “September 2012”) and October 2, 2011 (“three months ended October 2, 2011” or “October 2011”), respectively, and each quarter period included 13 weeks.

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

We believe that a substantial majority of our net revenue will continue to come from sales to customers located in Asia, where most of the manufacturers of consumer electronics devices that use and may in the future use our products are located. As a result of this regional customer concentration, we may be subject to economic and political events and other developments that impact our customers in Asia. For more information, see the section titled “Risk Factors” in this Quarterly Report on Form 10-Q — “Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business”.

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

Results of Operations

The following table sets forth certain condensed consolidated statement of income data as a percentage of net revenue for the periods indicated.

	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net revenue	100%	100%	100%	100%
Cost of revenue	45	45	45	44

Gross profit	55	55	55	56

Operating expenses:
Research and development	11	12	12	12
Selling, general and administrative	13	9	14	11

Total operating expenses	24	21	26	23

Income from operations	31	34	29	33
Other income, net	—	—	—	—

Income before income taxes	31	34	29	33
Income tax provision	7	8	6	8

Net income	24%	26%	23%	25%

Net Revenue

(in thousands)	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net revenue	$55,294	$43,034	$94,496	$78,661

Net revenue for the second quarter and first six months of fiscal year 2013 increased by $12.3 million and $15.8 million, or 28% and 20%, respectively, compared to the same periods of the prior fiscal year, primarily due to higher volume shipments to an expanded customer base, including manufacturers of smartphones, tablet devices and digital television and set-top box remote controls. Total unit shipments for the three and six months ended September 30, 2012 increased by 53% and 50%, respectively, compared to the same periods of the prior fiscal year. Our overall average unit selling price declined for the second quarter and six months ended September 30, 2012, compared to the same periods of the prior fiscal year, as a result of the change in our product mix and declines in average selling prices associated with products primarily introduced in prior years.

Cost of Revenue and Gross Profit

(in thousands)	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Cost of revenue	$24,923	$19,372	$42,562	$34,381
% of net revenue	45%	45%	45%	44%
Gross profit	$30,371	$23,662	$51,934	$44,280
% of net revenue	55%	55%	55%	56%

Gross profit for the second quarter and first six months of fiscal year 2013 increased by $6.7 million and $7.7 million, or 28% and 17%, respectively, compared to the same periods of the prior fiscal year, due to an increase in unit sales of our products, changes in product mix sold, the effect of decreases in average selling price per unit sold for comparable products, decreases in manufacturing costs, improvements in manufacturing related product yields for comparable products, the favorable effect of a reduction of inventory reserves due to the sale of inventory previously reserved, and the unfavorable effect of an impairment charge taken in the current period related to purchase deposits provided with a manufacturing vendor which we no longer expect to utilize. We expect gross margins to fluctuate during the remainder of fiscal year 2013 due to changes in product mix, average unit selling prices, manufacturing costs, manufacturing yields and levels of product demand.

Research and Development

(in thousands)	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Research and development	$5,918	$4,965	$11,574	$9,341
% of net revenue	11%	12%	12%	12%

Research and development expense for the second quarter and first six months of fiscal year 2013 increased by $1.0 million and $2.2 million, or 19% and 24%, respectively, compared to the same periods of the prior fiscal year. The increase for the second quarter of fiscal year 2013 were primarily attributable to increased payroll and fringe costs of $0.7 million and increased stock compensation cost of $0.4 million. The increase for the first six months of fiscal year 2013 were primarily attributable to increased payroll and fringe costs of $1.6 million and increased stock compensation cost of $0.7 million. Research and development headcount was 104 at the end of the second quarter of fiscal year 2013 and 94 at the end of the second quarter of fiscal year 2012.

Selling, General and Administrative

(in thousands)	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Selling, general and administrative	$7,202	$3,898	$13,459	$8,409
% of net revenue	13%	9%	14%	11%

Selling, general and administrative expense for the second quarter and first six months of fiscal year 2013 increased by $3.3 million and $5.1 million, or 85% and 60%, respectively, compared to the same periods of the prior fiscal year. The increase for the second quarter of fiscal year 2013 were primarily attributable to increased payroll and fringe costs of $1.2 million, increased stock compensation costs of $0.7 million and increased outside service costs of $1.2 million. The increase for the first six months of fiscal year 2013 were primarily attributable to increased payroll and fringe costs of $2.1 million, increased stock compensation costs of $1.2 million and increased outside service costs of $1.5 million. Selling, general and administrative headcount was 99 at the end of the second quarter of fiscal year 2013 and 88 at the end of the second quarter of fiscal year 2012.

Income from Operations

(in thousands)	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Income from operations	$17,251	$14,799	$26,901	$26,530
% of net revenue	31%	34%	29%	33%

Income from operations for the second quarter of fiscal year 2013 increased by $2.5 million, or 17%, compared to the same period of the prior year primarily due to an increase in gross profit of $6.7 million, offset by an increase in research and development expenses of $1.0 million and an increase in selling, general and administrative expenses of $3.3 million. Income from operations for the first six months of fiscal year 2013 increased by $0.4 million, or 1%, compared to the same period of the prior year primarily due to an increase in gross profit of $7.7 million, offset by an increase in research and development expenses of $2.2 million and an increase in selling, general and administrative expenses of $5.1 million.

Other Income, Net

(in thousands)	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Other income, net	$54	$28	$90	$209
% of net revenue	—%	—%	—%	—%

Other income, net for the second quarter and first six months were comparable to the same periods of the prior year and the changes were primarily attributable to foreign exchange gains (losses) and interest income (loss) for all periods.

Income Tax Provision

(in thousands)	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Income tax provision	$3,641	$3,372	$5,676	$6,260
% of income before income taxes	21%	23%	21%	23%

For the second quarter and six months ended September 30, 2012, we recorded an income tax provision of $3.6 million and $5.7 million respectively. For the three months and six months ended October 2, 2011, we recorded an income tax provision of $3.4 million and $6.3 million respectively We estimated 2013 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate partially offset by the unfavorable effects of non-deductible stock-based compensation expense.

Net Income

(in thousands)	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net income	$13,664	$11,455	$21,315	$20,479
% of net revenue	24%	26%	23%	25%

Net income for the second quarter of fiscal year 2013 increased by $2.2 million, or 19%, compared to the same period of the prior year primarily due to an increase in gross profit of $6.7 million, offset by an increase in research and development expenses of $1.0 million and an increase in selling, general and administrative expenses of $3.3 million. Net income for the first six months of fiscal year 2013 increased by $0.8 million, or 4%, compared to the same period of the prior year primarily due to an increase in gross profit of $7.7 million, offset by an increase in research and development expenses of $2.2 million, and an increase in selling, general and administrative expenses of $5.1 million.

Liquidity and Capital Resources

Since our inception, our operations have been financed primarily by net proceeds of $50.2 million from the issuance of shares of our preferred stock, net proceeds of $75.2 million from the issuance of shares in public offerings and $44.4 million, and $7.9 million in cash generated from operations in fiscal years 2012 and 2011, respectively. As of September 30, 2012, we had $166.4 million of cash, cash equivalents and investments. Although the majority of our sales are generated from a limited number of customers, we increased the number of total customers and the volume of sales to those customers in recent years. We expect that trend to continue as the markets for our products develop.

We believe our current cash, along with net cash provided by operating activities, will be sufficient to satisfy our liquidity requirements for the next 12 months. We also believe our current cash, along with net cash provided by operating activities position us to pursue value-creating acquisitions if opportunities arise. Our liquidity may be negatively impacted as a result of a decline in sales of our products due to a decline in our end markets, decrease in sales of our customers’ products in the market, or adoption of competitors’ products. As of September 30, 2012, $29.8 million of the $66.4 million of cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the United States, the Company would be required to accrue and pay U.S. taxes to repatriate these funds. However, the Company’s intent is to indefinitely reinvest these funds outside of the United States, and the Company’s current plans do not demonstrate a need to repatriate them to fund U.S. operations.

Our primary uses of cash are to fund operating expenses, purchases of inventory and the acquisition of property and equipment and available-for-sale investments. Cash used to fund operating expenses excludes the impact of non-cash items such as depreciation and stock-based compensation and is impacted by the timing of when we pay these expenses as reflected in the change in our outstanding accounts payable and accrued expenses.

Our primary sources of cash are cash receipts on accounts receivable from our shipment of products to customers and distributors in addition to cash proceeds from option exercises. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period depending on the payment cycles of our major customers and distributors.

Below is a summary of our cash flows (used in) provided by operating activities, investing activities and financing activities for the periods indicated:

(in thousands)	Six months Ended
	September 30, 2012	October 2, 2011
Net cash provided by operating activities	$5,181	$20,231
Net cash used in investing activities	(98,088)	(1,356)
Net cash provided by financing activities	5,630	538

Net (decrease) increase in cash and cash equivalents	$(87,277)	$19,413

Net Cash Provided by Operating Activities

Net cash provided by operating activities in the first six months of fiscal year 2013 of $5.2 million, primarily reflected net income of $21.3 million, non-cash expenses of $4.8 million and a net decrease in operating assets and liabilities of $21.0 million consisting primarily of an increase in accounts receivable of $18.2 million and inventories of $9.0 million, and an increase in accounts payable of $3.4 million. Each of these increases resulted primarily from our increase in sales volume weighted towards the end of the second quarter of fiscal year 2013, and correspondingly, the increase in inventory to support future sales. Non-cash expenses of $4.8 million consisted primarily of depreciation and amortization of $1.2 million and stock-based compensation of $3.7 million.

Net cash provided by operating activities in the first six months of fiscal year 2012 of $20.2 million primarily reflected net income of $20.5 million, non-cash expenses of $2.4 million and an increase in accounts payable and accrued liabilities of $4.7 million and $2.6 million, respectively, offset by an increase in accounts receivable, inventories and other assets of $2.5 million, $6.2 million and $1.7 million, respectively. Each of these increases resulted primarily from our increase in sales volume and, correspondingly, the increase in inventory to support future sales. The non-cash expenses of $2.4 million consisted primarily of depreciation and amortization of $1.0 million and stock-based compensation of $1.6 million.

Net Cash Provided Used in Investing Activities

Net cash used in investing activities in the first six months of fiscal year 2013 of $98.1 million primarily reflected the purchase of property and equipment of $2.2 million, the purchase of available-for-sale investments of $103.8 million, offset by the sale of available-for-sale investments of $7.9 million.

Net cash used in investing activities in the first six months of fiscal year 2012 of $1.4 million included proceeds from the maturity of short-term investments of $5.8 million and the sale of property and equipment of $0.2 million, offset by the purchase of property and equipment of $1.3 million and the purchase of available-for-sale investments of $6.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the first six months of fiscal year 2013 of $5.6 million resulted primarily from proceeds from the issuance of common stock of $3.3 and excess tax benefit from stock-based compensation of $2.7 million.

Net cash provided by financing activities in the first six months of fiscal year 2012 of $0.5 million resulted primarily from proceeds from the issuance of common stock upon exercise of stock options of $0.7 million and net proceeds from the issuance of preferred stock resulting from exercise of outstanding warrants of $0.5 million, offset by initial public offering costs of $0.7 million.

Off Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2012, we were not involved in any unconsolidated SPE transactions.

Warranties and Indemnification

In connection with the sale of products in the ordinary course of business, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and agree to indemnify customers against third-party claims for such infringement. Further, our bylaws require us to indemnify our officers and directors against any action that may arise out of their services in that capacity. We have not been subject to any material liabilities under such provisions and therefore believe that our exposure for these indemnification obligations is minimal. Accordingly, we have no liabilities recorded for these indemnity agreements as of September 30, 2012.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of September 30, 2012:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$2,160	$596	$1,363	$201	$—
Capital lease obligations	35	20	15	—	—
Purchase obligations	24,783	24,783	—	—	—

Total contractual obligations	$26,978	$25,399	$1,378	$201	$—

Operating leases consist of contractual obligations from agreements for non-cancelable office space. Capital lease obligations consist of leases used to finance the acquisition of equipment. Purchase obligations consist of the minimum purchase commitments made to contract manufacturers.

As of September 30, 2012, our unrecognized tax benefits were $4.5 million. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur. As a result, these amounts are not included in the table above.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” which requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement in changes of stockholders equity. ASU No. 2011-05 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which is the Company’s fiscal interim period ended July 1, 2012 of fiscal year ending March 31, 2013. Upon adoption of ASU No. 2011-05, the Company has separately reported Condensed Consolidated Statements of Comprehensive Income and the adoption did not impact the Company’s financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents and investments of $166.4 million at September 30, 2012 that could be used for working capital purposes. We do not enter into investments for trading or speculative purposes. As of September 30, 2012, our cash, cash equivalents and investments were in money market funds, U.S. government securities, corporate notes and bonds and commercial paper. To provide an assessment of the interest rate risk associated with the Company’s investments, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investments assuming a 10% parallel shift in the yield curve. Based on investment positions as of September 30, 2012, a hypothetical 10% increase in interest rates across all maturities would result in an approximate $9.8 million incremental decline in the fair market value of the investments. Such losses would only be realized if the Company sold the investments prior to maturity.

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

On May 16, 2012, STMicroelectronics, Inc. (“STI”) filed a patent infringement complaint in the Northern District of California against the Company, alleging infringement of U.S. Patent Nos. 6,504,253; 6,846,690; 6,405,592; 6,546,799; 6,928,872; 7,450,332; 7,409,291; 5,874,850; and 5,986,861 (collectively, the “Asserted Patents”). STI alleges that certain lnvenSense Micro-Electro-Mechanical Systems products and services, including but not limited to InvenSense’s ITG-3200, MPU-6050, IDG-500, and IMU-3000 product lines, infringe one or more claims of the Asserted Patents. The Company intends to contest the case vigorously. On July 9, 2012, the Company filed counterclaims against STI for alleged infringement of patents, U.S. Patent Nos. 7,290,435 and U.S. Patent Nos. 7,458,263. A Markman hearing has been set for May 29, 2013, and no trial date has been set. As this litigation is still in its early stages, the Company believes it is not yet possible to assess the merits of the plaintiff’s claim and or the amount of damages, if any, that could be awarded in the event of an unfavorable outcome.

On July 20, 2010, plaintiff Wacoh Company filed a complaint in the District of Delaware against the Company and four other companies in the business of making gyroscopes for various applications, alleging infringement of U.S. Patent Nos. 6,282,956 and 6,865,943. The complaint sought unspecified monetary damages, costs, attorneys’ fees and other appropriate relief. In January 2012, the Company prevailed on a motion to sever the case against it from the cases against other companies and to transfer the case to the Northern District of California. The Company and Wacoh subsequently settled the matter on a basis that is not material to the Company.

The Company indemnifies certain customers, distributors, suppliers and subcontractors for attorney fees and damages and costs awarded against such parties in certain circumstances in which the Company’s products are alleged to infringe third-party intellectual property rights, including patents, registered trademarks or copyrights. There were no indemnification costs for the three and six months ended September 30, 2012 and October 2, 2011. Indemnification costs are charged to operations as incurred.

The Company’s Third Amended and Restated Bylaws require the Company to indemnify its directors and officers and employees to the fullest extent permitted by the Delaware General Corporation Law (DGCL). In addition, the Company’s current directors, including the Company’s chief executive officer and certain executive officers, have entered into separate indemnification agreements with the Company. The Company’s Second Amended and Restated Certificate of Incorporation, as amended, limits the liability of directors to the Company or its stockholders to the fullest extent permitted by the DGCL. The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters.

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

Our primary competitor in most of our target markets is STMicroelectronics N.V. We also face competition primarily from integrated semiconductor manufacturers, from in-house development organizations within some of our potential customers and from smaller companies specializing in MEMS and motion-sensing products, including those that provide motion-sensing products offering less functionality at a lower cost, such as accelerometers. We also compete with large, sophisticated platform developers that may prefer to integrate less sophisticated motion sensors and to develop their own motion interface application for developers, marginalizing the total solution we offer. Additionally, competitors that have traditionally focused on industrial or automotive applications for MEMS motion sensors may pursue the consumer electronics market, thus intensifying competition for our products. We expect competition in the markets in which we participate to increase in the future as existing competitors improve or expand their product offerings.

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

The average selling prices of our products continues to decrease, which could have a material adverse effect on our net revenue and gross margins if we cannot reduce our costs.

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

We face claims of intellectual property infringement and may face additional such claims in the future, which could be time-consuming and costly to defend or settle and, if adversely adjudicated, could result in the loss of significant rights.

The semiconductor and MEMS industries are characterized by companies that hold large numbers of patents and other intellectual property rights and that vigorously pursue, protect and enforce intellectual property rights. STMicroelectonics, Inc., our most significant competitor, has filed a lawsuit asserting that several of our products infringe its patents, which is ongoing. A third party asserted in litigation that our z axis gyroscope infringes a patent held by it. This matter was resolved. Another competitor has made generalized assertions of potential infringement and we have met with it to discuss the matter. In the future other third parties may assert against us and our customers and distributors their patent and other intellectual property rights to technologies that are important to our business.

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

The performance of our third-party manufacturers is outside of our control. At present, we depend primarily upon Taiwan Semiconductor Manufacturing Company (TSMC) to manufacture most of our products. Although we are not obligated to purchase a specific volume of products from, or to contract with TSMC on an exclusive basis, we anticipate that we will be dependent on TSMC to supply a substantial portion of our products in our 2013 fiscal year. In the fourth quarter of fiscal year 2012 we announced qualification of a second high volume foundry, Global Foundries. We expect that it would take approximately nine to 16 months to transition our manufacturing to new third-party manufacturers that have not already begun installing our manufacturing processes. Such a transition would likely require certain customers to qualify our new manufacturers. If one or more of our third-party contractors or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market, the reliability of our products and our reputation could suffer.

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

To date, a significant amount of our net revenue has been attributable to demand for our products used in video gaming and handheld devices, including smartphones and tablet devices. The markets for these products may decline or remain flat. Even if these markets grow, such growth may not benefit the products that incorporate our products. Any of these potential developments could have a material adverse effect on our business, net revenue and operating results.

We derive a significant amount of our net revenue from our products used in video gaming and handheld devices, including smartphones and tablet devices. Future generations of these products may not adopt motion interface at all or, if they do, may use our competitors’ products, internally developed solutions or alternative technologies not based on MEMS sensors. If we are not successful in obtaining design wins in new generations of these products, if these products that incorporate our products are not successful, our net revenue and operating results will decline. If we achieve design wins, these markets or the markets for specific products incorporating our solutions may not continue to grow or may decline for a number of reasons outside of our control, including competition among companies and market saturation.

Additionally, these markets are subject to volatility from changes in the macroeconomic environment as well as industry specific trends, such as trends resulting from announcements by one of the major companies in these markets. Any decline or volatility in these overall markets could cause our net revenue and operating results to fall short of expectations or decline.

We currently depend on a limited number of customers for a material portion of our net revenue, and the loss of, or a substantial reduction in orders from these customers would significantly reduce our net revenue and adversely impact our operating results

We expect that sales to these customers will continue to account for a substantial portion of our net revenue for the foreseeable future. The loss of, or a substantial reduction in orders from, these customers would have a significant negative impact on our business and our operating results. For the three months ended September 30, 2012, three customers each accounted for 29%, 19% and 17% of total net revenue. For the six months ended September 30, 2012, three customers each accounted for 22%, 19% and 15% of total net revenue.

We are dependent upon the continued market acceptance and adoption of motion interface and, in particular, the adoption of our MotionTracking devices in consumer electronics products.

Our products are currently used to provide motion sensing and processing functionality, primarily in consumer electronics products for video gaming and mobile and handheld devices, including smartphones and tablet devices. Motion sensing utilizes gyroscopes, accelerometers and other sensors (increasingly integrated together to reduce the number of discrete sensors) to measure the motion of the device when manipulated by the user, and enables applications such as re-orienting a screen on a smartphone from portrait mode to landscape mode and providing an interface for motion-based commands for video gaming. A motion interface platform, on the other hand, is a complete system-level solution that delivers improved functionality and performance because it integrates various motion sensors with digital control and processing, and provides high-level programming interfaces. Motion interface is a relatively new technology for many consumer electronics products that can be utilized in a number of applications, including motion-based video games or user interfaces for smartphones. We have developed a MotionApp platform that we consider to be proprietary.

Market adoption and acceptance of motion interface technology, including our MotionTracking devices, in consumer electronics products is dependent on a number of factors that are outside of our control. For example, device manufacturers must decide whether incorporating the improved functionality and performance that comes with motion interface will result in improved sales and market acceptance of their products. In addition, device manufacturers may not be able to integrate motion interface or processing technologies into their products in a manner that they, or their customers, consider to deliver cost-effective, compelling functionality, and developers may not introduce applications that employ motion interface in a compelling way. In addition, there are a number of companies that claim intellectual property ownership over motion as a user interface, and these claims could discourage manufacturers from integrating motion interface technology into their products.

We are particularly dependent upon the continued adoption of motion interface technology, including our MotionTracking devices, in mobile handheld devices, including smartphones and tablet devices. While smartphone manufacturers are incorporating advanced motion sensing functionality, including three-axis gyroscopes, into their devices, if applications that utilize this functionality are not further developed or if consumers do not find the applications provided by motion interface technology compelling, mobile device manufacturers may curtail their adoption of this technology. Consequently, our net revenue may fall short of our expectations and operating results could be adversely affected. Any unanticipated delay in the launch or decline in the volume of our customers’ smartphone and tablet device platforms into which we have been designed may negatively impact our net revenue.

Revenue delays could result from shortages of key third party components to our customers and injunctions of our customer products from intellectual property claims by their competitors.

We are dependent on our customers for our net revenue and our net revenues could be negatively impacted by shortages of key third party components to our customers. In 2012, a third party chip supplier’s supply shortages limited the ability of handset makers to utilize our motion sensing technology.

In addition, our net revenues could be negatively impacted by court injunctions on our customer products from intellectual property claims by their competitors.

If we fail to develop and introduce new or enhanced products on a timely basis, our ability to attract and retain customers could be impaired, and our competitive position could be harmed.

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards, and rapid technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance, integration and reliability and meet the cost expectations of our customers. A key element of our product strategy is to integrate additional sensors and motion interface functionality into our products. For instance, the nine-axis MPU-9150 combines our three-axis MEMS gyroscope, three-axis MEMS accelerometer, MotionFusion technology and MotionApps platform with a third-party three-axis e-compass. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render our existing or future products obsolete.

If we fail to successfully manage the transition to products using our next generation products or more highly integrated products, we will lose net revenue and our operations could be materially and adversely affected.

The majority of our production volume today derives from our integrated three-axis and six-axis product families. We have introduced, and intend to continue to introduce, more highly integrated products that include greater motion sensing functionality and further enhancements to on-board motion interface capabilities. We may not be successful in achieving market acceptance of our more highly integrated single-chip products on the financial or other terms that we expect to obtain, and existing or potential new customers may instead rely on multi-chip, discrete motion sensor solutions. This could result in the loss of net revenue and earnings and potential inventory write-downs or obsolescence.

If we fail to expand sales in our current markets, develop new customers and penetrate new markets, our net revenue and potential net revenue growth rate could be materially and adversely affected.

Other than applications in the video gaming market and smartphones and tablet devices, where we have historically derived the significant majority of our net revenue, to date, our MotionTracking devices have been employed in a limited number of other applications, such as digital still and video cameras, digital television and set-top box remote controls, 3D mice and remote-controlled toys. Our future net revenue growth, if any, will depend on our ability to expand sales in our current markets, develop new customers and penetrate new markets. If new markets do not develop as we currently anticipate, or if we are unable to penetrate new markets successfully, our net revenue and net revenue growth rate could be materially and adversely affected.

While the general market for handheld devices is very fragmented, a limited number of manufacturers command a relatively large share of the market for smartphones with enhanced functionality running the Android operating system. All of these customers are large, multinational companies with substantial negotiating power relative to us over price and terms of supply. Securing design wins with any of these companies or other smartphone manufacturers require a substantial investment of our time and resources. Some of these companies produce products that already include motion sensors, and they may decide not to adopt our MotionTracking devices. Additionally, the smartphone market is subject to a unique set of industry dynamics, such as shorter design cycles and multiple devices and manufacturers. The smartphone market is highly competitive, and if we are unable to continue to successfully navigate the unique dynamics of such market, if we are unable to adapt our products in response to any future changes in the requirements of the Android operating system, or if the products of manufacturers that choose to incorporate our solutions are not commercially successful, our net revenue may not grow and our operating results may be adversely affected.

Our sales are subject to a competitive selection process conducted by our prospective customers that can be lengthy and require us to expend significant resources, even though we ultimately may not be selected; revenues from being selected may be lower than anticipated due to customers’ desires to have multiple sources for components.

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

Although we have a number of customers that have purchased our products in production volumes, such customers are smaller than our largest customer. Typically, many customers, including most of our current customers, initially include our products in only one or a few product lines. It generally takes time for sales volumes of a new product line to grow and for customers to incorporate one of our solutions into additional product lines, if any. Even after we achieve a design win, a customer may decide to cancel or change its product plans, may fail to commercialize its products, or those products may fail to achieve market acceptance, any of which could cause us to fail to generate sales from a particular design win and adversely affect our results of operations. In addition, large consumer electronics companies often elect to establish more than one source for components to promote competition and control risks of supply interruption. Such “dual source” strategies can result in lower sales from a design win than anticipated. Further, failure to achieve design wins could result in lost sales and hurt our prospects in future competitive selection processes because we may not be perceived as a preferred or competitive vendor.

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

Manufacturing yields for our products are a function of product design, which is developed largely by us, and process technology, some of which is proprietary to our foundries. Low yields may result from either product design or process technology failures. We do not know whether a yield problem exists until our products are manufactured based on our design. When a yield issue is identified, the product is analyzed and tested to determine the cause. As a result, yield deficiencies may not be identified until well into the production process. In the fourth quarter of fiscal year 2012 we announced qualification of GLOBALFOUNDRIES Inc., and we may experience delays or product yield issues as this facility increases production volumes in the future. Resolution of yield problems requires cooperation among, and communication between, us and our foundries. Because of our potentially limited access to wafer foundry capacity, decreases in manufacturing yields could result in an increase in our costs, cause us to fail to meet product delivery commitments and force us to allocate our available product supply among end customers. Lower than expected yields could potentially harm our operating results, our customer relationships and our reputation.

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

We recently appointed a new President and Chief Executive Officer and any failure or delay in successfully transitioning duties and responsibilities could have a negative impact on our business.

On October 24, 2012, Behrooz Abdi, a member of our Board of Directors, was appointed as our President and Chief Executive Officer, replacing our founder, Steven Nasiri, who remains a member of the Board. Transitioning leadership of our company from the founder to a new CEO may cause strategic or operational challenges for our organization, the impact of which could adversely affect our business, financial condition, results of operations and cash flows.

Our future success depends on the continuing efforts of our key personnel, and on our ability to successfully attract, train and retain additional key personnel.

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

Based on share ownership as of September 30, 2012, our executive officers and directors and their affiliates beneficially own or control, directly or indirectly, an aggregate of 47,235,059 shares, or 56.9%, of our common stock (including 2,074,520 shares of common stock subject to outstanding options and warrants exercisable within 60 days of September 30, 2012). In particular, our founder and board member Mr. Nasiri beneficially owns or controls, directly or indirectly, an aggregate of 9,668,094 shares, or 11.7%, of our outstanding common stock (including 1,427,214 shares of common stock subject to outstanding options exercisable within 60 days of September 30, 2012). Mr. Nasiri therefore has significant influence over all matters requiring stockholder approval, including any change-of-control transaction, such as a merger or other sale of our company or all or substantially all of our assets, for the foreseeable future. This concentrated control limits shareholder ability to influence some corporate matters and could result in some corporate actions that our other stockholders do not view as beneficial, such as failure to approve change of control transactions that could offer holders of our common stock a premium over the market value of our company. As a result, the market price of our common stock could be adversely affected.

Due to our limited operating history, we may have difficulty in accurately predicting our future net revenue and appropriately budgeting our expenses.

We began doing business in 2003 and did not begin to generate net revenue until the first quarter of fiscal year 2007. We generated approximately 73% and 31% of our net revenue for fiscal years 2011 and 2012, respectively, from a single customer. As a result, we have only a limited operating history from which to predict future net revenue from multiple new customers and new markets. This limited operating experience, combined with the rapidly evolving nature of the markets in which we sell our products, substantial uncertainty concerning how these markets may develop, the rate of adoption of our products in these new markets and other factors beyond our control, reduces our ability to accurately forecast quarterly or annual net revenue. We are currently expanding our staffing, implementing new internal systems, and increasing our expense levels in anticipation of future growth. If our net revenue does not increase as we expect relative to the growth of our operating expenses, our operating margins could be negatively affected or we could incur significant losses.

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

We are exposed to fluctuations in interest rates and changes in credit rating and in the market values of our portfolio investments which could have a material adverse impact on our financial condition and results of operations.

Our cash, short-term and long-term investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements, changes in credit rating and financial market conditions. Since September 2007, the global credit markets have experienced adverse conditions that have negatively impacted the values of various types of investment and non-investment grade securities. During this time, the global credit and capital markets have experienced significant volatility and disruption due to instability in the global financial system, uncertainty related to global economic conditions and concerns regarding sovereign financial stability.

Therefore, there is a risk that we may incur other-than-temporary impairment charges for certain types of investments should credit market conditions deteriorate or the underlying assets fail to perform as anticipated. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair values of our debt securities is judged to be other than temporary. Furthermore, we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates or financial market conditions.

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

Our primary customers, our sales and support facilities, our testing facilities and our third-party manufacturers are located in regions that are subject to natural disasters, as well as in some cases geopolitical risks and social upheaval.

Currently, our wafer sort, final test and shipping operations, as well as the facilities of our third-party wafer manufacturing and assembly suppliers, are located in Singapore, Taiwan and Thailand. One of our largest customers is based in Japan. We have sales and support centers in China, Japan, the Republic of Korea, United Arab Emirates and Taiwan. In addition, our headquarters are located in Northern California. Thailand, Taiwan, the Republic of Korea and Japan are susceptible to earthquakes, tsunamis, typhoons, floods and other natural disasters, and have experienced severe earthquakes, typhoons and floods in recent years that caused significant property damage and loss of life. The Northern California area is also subject to significant risk of earthquakes.

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

•	risks associated with entering new markets in which we have limited or no experience;

•	potential loss of key employees, customers and strategic alliances from either our current business or the acquired company’s business;

•	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the acquired company’s products;

•	inability to generate sufficient revenue and profitability to offset acquisition costs;

•	equity-based acquisitions may have a dilutive effect on our stock; and

•	inability to successfully consummate transactions with identified acquisition candidates.

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

The trading price of our common stock has been and will likely continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that may cause volatility in our share price include:

•	our small public float relative to the total number of shares of common stock that are issued and outstanding;

•	sales of common stock by us or our stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	the expiration of the contractual lock-up and market stand-off agreements;

•	quarterly variations in our results of operations, those of our competitors or those of our largest customers;

•	announcements by us or our competitors of acquisitions, design wins, new solutions, significant contracts, commercial relationships or capital commitments;

•	general economic conditions and slow or negative growth of related markets;

•	our ability to develop and market new and enhanced solutions on a timely basis;

•	disruption to our operations;

•	the emergence of new sales channels in which we are unable to compete effectively;

•	any major change in our board of directors or management;

•	changes in financial estimates including our ability to meet our future net revenue and operating profit or loss projections;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	commencement of, or our involvement in, litigation; and

•	changes in earnings estimates or recommendations by securities analysts.

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

Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. As of September 30, 2012, we had approximately 83.0 million shares of common stock outstanding, of which approximately 47.2 million shares were held by executive officers, directors or their affiliates and may be subject to volume and manner of sale restrictions of Rule 144 of the Securities Act. Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.

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

None

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2012	INVENSENSE, INC.

	By:	/s/ Alan Krock
Alan Krock
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1(1)	Employment Agreement, dated as of October 23, 2012, by and between Behrooz Abdi and Invensense, Inc.

10.2(2)	Executive Change in Control and Severance Agreement, dated as of October 23, 2012, by and between Behrooz Abdi and Invensense, Inc.

10.3(3)	Transition and Release Agreement, dated as of October 23, 2012, by and between Steven Nasiri and Invensense, Inc.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and April 1, 2012 , (ii) Condensed Consolidated Statements of Income for the three and six months ended September 30, 2012 and October 2, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2012 and October 2, 2011 and (iv) Notes to Condensed Consolidated Financial Statements

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on October 25, 2012.
(2)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on October 25, 2012.
(3)	Incorporated by reference to Exhibit 10.3 to Form 8-K filed with the Securities and Exchange Commission on October 25, 2012.