Form 10-Q
period 2012-12-30
InvenSense Inc
filed 2013-02-08
CIK 1294924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at January 25, 2013
Common Stock, $0.001 par value	84,187,528

INVENSENSE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

INVENSENSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	December 30, 2012	April 1, 2012
Assets
Current assets:
Cash and cash equivalents	$94,039	$153,643
Short-term investments	65,227	4,129
Accounts receivable	24,524	11,931
Inventories	18,800	12,240
Prepaid expenses and other current assets	8,027	4,188

Total current assets	210,617	186,131
Property and equipment, net	6,705	4,011
Long-term investments	33,308	—
Other assets	1,226	3,176

Total assets	$251,856	$193,318

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,392	$5,446
Accrued liabilities	8,279	7,754

Total current liabilities	16,671	13,200
Long-term liabilities	5,678	3,241

Total liabilities	22,349	16,441
Commitments and contingencies (note 4)
Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value — 20,000 shares authorized, no shares issued and outstanding at December 30, 2012 and April 1, 2012	—	—
Common stock:
Common stock, $0.001 par value — 750,000 shares authorized, 83,858 shares issued and outstanding at December 30, 2012, 80,890 shares issued and outstanding at April 1, 2012	151,227	136,792
Accumulated other comprehensive income	63	1
Retained earnings	78,217	40,084

Total stockholders’ equity	229,507	176,877

Total liabilities and stockholders’ equity	$251,856	$193,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Net revenue	$58,929	$41,229	$153,424	$119,890
Cost of revenue	27,723	18,538	70,284	52,919

Gross profit	31,206	22,691	83,140	66,971
Operating expenses:
Research and development	6,712	4,758	18,285	14,099
Selling, general and administrative	8,428	4,427	21,887	12,836

Total operating expenses	15,140	9,185	40,172	26,935

Income from operations	16,066	13,506	42,968	40,036
Other income (expense) net	98	(43)	188	166

Income before income taxes	16,164	13,463	43,156	40,202
Income tax (benefit) provision	(654)	2,887	5,023	9,147

Net income	16,818	10,576	38,133	31,055
Net income allocable to convertible preferred stockholders	—	5,157	—	20,618

Net income allocable to common stockholders	$16,818	$5,419	$38,133	$10,437

Basic	$0.20	$0.11	$0.46	$0.36

Diluted	$0.19	$0.10	$0.44	$0.34

Weighted average shares outstanding in computing net income per share allocable to common stockholders:
Basic	83,218	49,890	82,280	28,770

Diluted	87,350	55,294	87,232	33,591

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Net income	$16,818	$10,576	$38,133	$31,055
Other comprehensive income, net of tax:
Unrealized (losses) gains on available-for-sale securities	(22)	1	62	5

Total comprehensive income	$16,796	$10,577	$38,195	$31,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	December 30, 2012	January 1, 2012
Cash flows from operating activities:
Net income	$38,133	$31,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,480	1,465
Gain on disposal of property and equipment	—	(160)
Stock-based compensation expense	6,449	2,507
Deferred income tax assets	114	175
Tax effect of employee benefit plans	3,818	—
Excess tax benefit from stock-based compensation	(3,818)	—
Changes in operating assets and liabilities:
Accounts receivable	(12,593)	(536)
Inventories	(6,560)	(851)
Prepaid expenses and other current assets	(3,911)	(585)
Other assets	1,871	(1,603)
Accounts payable	2,933	(2,297)
Accrued liabilities	3,391	4,393

Net cash provided by operating activities	31,307	33,563

Cash flows from investing activities:
Purchase of property and equipment	(4,071)	(1,669)
Proceeds from the sale of property and equipment	—	188
Sales and maturities of available-for-sale investments	10,509	7,793
Purchase of available-for-sale investments	(104,820)	(8,025)

Net cash used in investing activities	(98,382)	(1,713)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting commissions	—	69,750
Net proceeds from exercise of warrants and preferred stock	81	499
Proceeds from issuance of common stock	4,064	969
Offering costs	(471)	(1,717)
Payments of long-term debt and capital lease obligations	(21)	(19)
Excess tax benefit from stock-based compensation	3,818	—

Net cash provided by financing activities	7,471	69,482

Net (decrease) increase in cash and cash equivalents	(59,604)	101,332
Cash and cash equivalents:
Beginning of period	$153,643	$28,795

End of period	$94,039	$130,127

Supplemental disclosures of cash flow information:
Cash paid for interest	$2	$22

Cash paid for income taxes	$31	$6,586

Noncash investing and financing activities:
Unpaid accounts payable for property and equipment purchased	$371	$204

Unrealized gains from available-for-sale investments	$62	$5

Net exercise of warrants	$70	$—

Fixed assets acquired under capital leases	$—	$40

Unpaid accrued liabilities for offering costs incurred	$—	$357

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

Fiscal Year

The Company’s fiscal year is a 52 or 53 week period ending on the Sunday closest to March 31. The Company’s most recent fiscal year (“Fiscal 2012”) ended on April 1, 2012 (“April 2012”). The third fiscal quarter in each of the two most recent fiscal years ended on December 30, 2012 (“three months ended December 30, 2012” or “December 2012”) and January 1, 2012 (“three months ended January 1, 2012” or “January 2012”), respectively, each quarter period included 13 weeks and the nine-month periods ended December 30, 2012 and January 1, 2012 both included 39 weeks.

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

The condensed consolidated balance sheet as of April 1, 2012, included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for the interim periods. The results of operations for the period ended December 30, 2012 is not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2013 or for any future year or interim period. Certain prior period amounts in the unaudited condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.

Basis of Consolidation

All intercompany transactions and balances have been eliminated upon consolidation. The functional currency of each of the Company’s subsidiaries is the U.S. dollar. Foreign currency gains or losses are recorded as other income (expense), net in the condensed consolidated statements of income.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates included in the condensed consolidated financial statements include inventory valuation, valuation allowance for deferred tax assets, recognition and measurement of uncertain tax positions, stock-based compensation and valuation of common and convertible preferred stock for periods prior to the completion of the Company’s initial public offering. These estimates are based upon information available as of the date of the condensed consolidated financial statements, and actual results could differ from those estimates.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentration of Credit Risk

At December 2012, four customers each accounted for 17%, 16%, 14% and 14% of total accounts receivable. At April 2012, five each customers accounted for 18%, 17%, 13%, 12% and 10% of total accounts receivable. No other customers accounted for more than 10% of total accounts receivable at December 2012 or April 2012.

For the three months ended December 30, 2012, three customers each accounted for 24%, 22% and 10% of total net revenue. For the nine months ended December 30, 2012, three customers each accounted for 23%, 20% and 13% of total net revenue. For the three months ended January 1, 2012, three customers each accounted for 41%, 17% and 13% of total net revenue. For the nine months ended January 1, 2012, three customers each accounted for 34%, 17% and 10% of total net revenue. No other customers accounted for more than 10% of total net revenue for the three and nine months ended December 30, 2012 or the three and nine months ended January 1, 2012.

Warranty

The Company’s warranty agreements are contract and component specific and can be up to three years for selected components. The Company accrues for anticipated warranty costs upon shipment based on the number of shipped units, historical analysis of the volume of product returned under the warranty program and management’s judgment regarding anticipated rates of warranty claims and associated repair costs. The following table summarizes the activity related to the product warranty liability during the nine months ended December 30, 2012 and January 1, 2012:

	Nine Months Ended December 30, 2012	Nine Months Ended January 1, 2012
	(in thousands)
Beginning balance	$361	$697
Increase (decrease) in provision for warranty	(199)	300
Less: actual warranty costs	(32)	(85)

Ending balance	$130	$912

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
	(in thousands, except per share data)
Net income allocable to common stockholders:
Numerator:
Basic:
Net income	$16,818	$10,576	$38,133	$31,055
Non-cumulative dividends on convertible preferred stock	—	(385)	—	(1,914)
Undistributed earnings allocable to convertible preferred stockholders	—	(4,772)	—	(18,704)

Net income allocable to common stockholders—basic	$16,818	$5,419	$38,133	$10,437

Diluted:
Net income	$16,818	$10,576	$38,133	$31,055
Non-cumulative dividends on convertible preferred stock	—	(393)	—	(1,967)
Undistributed earnings allocable to convertible preferred stockholders	—	(4,464)	—	(17,600)

Net income allocable to common stockholders—diluted	$16,818	$5,719	$38,133	$11,488

Denominator:
Basic shares:
Weighted average shares used in computing basic net income per common share	83,218	49,890	82,280	28,770

Diluted shares:
Weighted average shares used in computing basic net income per common share	83,218	49,890	82,280	28,770
Effect of potentially dilutive securities:
Stock options and unvested restricted stock	3,964	4,962	4,765	4,644
Common stock warrants	168	442	187	177

Weighted average shares used in computing diluted net income per common share	87,350	55,294	87,232	33,591

Net income per common share:
Basic	$0.20	$0.11	$0.46	$0.36
Diluted	$0.19	$0.10	$0.44	$0.34

The following summarizes the potentially dilutive securities outstanding at the end of each period that were excluded from the computation of diluted net income per common share for the periods presented as their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
	(in thousands)
Employee stock options	3,423	648	4,004	923
Unvested restricted stock units	590	—	152	—

Total antidilutive securities	4,013	648	4,156	923

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” which requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. ASU No. 2011-05 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, which is the Company’s fiscal interim period ended July 1, 2012 of fiscal year ending March 31, 2013. Upon adoption of ASU No. 2011-05, the Company has separately reported Condensed Consolidated Statements of Comprehensive Income and the adoption did not impact the Company’s financial condition or results of operations.

2. Cash Equivalents and Available-for-sale Investments

Short-term available-for-sale investments consist of securities with remaining maturities at the time of purchase of less than three months and remaining maturities of less than twelve months from the balance sheet date. Long-term available-for-sale investments which have maturities exceeding twelve months beyond the balance sheet date are classified as long-term investments in the Company’s condensed consolidated balance sheets. The Company’s investments are classified as available-for-sale since the sale of these investments may be required prior to their stated maturity to implement management’s liquidity-related strategies. Available-for-sale securities are carried at fair value with temporary unrealized gains and losses, net of taxes, reported within “accumulated other comprehensive income” in the Company’s condensed consolidated balance sheets and included in “other comprehensive income” in the Company’s condensed consolidated statements of comprehensive income.

At December 30, 2012, of the $94.0 million of the Company’s cash and cash equivalents, $70.1 million was cash and $23.9 million was cash equivalents invested in money market funds. As of December 30, 2012, $50.7 million of the $94.0 million of cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the United States, the Company would be required to accrue and pay U.S. taxes to repatriate these funds. However, the Company’s intent is to indefinitely reinvest these funds outside of the United States, and the Company’s current plans for the foreseeable future do not demonstrate a need to repatriate them to fund U.S. operations. Additionally, as of December 30, 2012, the Company had short-term available-for-sale investments of $65.2 million and long-term available-for-sale investments of $33.3 million totaling $98.5 million.

At April 1, 2012, of the $153.6 million of the Company’s cash and cash equivalents, $135.0 million was cash and $18.6 million was cash equivalents invested primarily in money market funds. As of April 1, 2012, $29.3 million of the $153.6 million of cash and cash equivalents were held by our foreign subsidiaries. Additionally, the Company had available-for-sale investments totaling $4.1 million.

The Company applies the provisions of Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements”. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. ASC 820-10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The standard describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value. The inputs for the first two levels are considered observable and the last is unobservable and include the following:

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair value measurements at each reporting date were as follows:

December 2012:

Assets measured at fair value on a recurring basis were presented in the Company’s condensed consolidated balance sheet as of December 30, 2012.

	December 2012 Balance	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3
	(in thousands)
Money Market Funds	$23,896	$23,896	$—	$—
Corporate Notes and Bonds	90,541	—	90,541	—
Commercial Paper	4,993	—	4,993	—
U.S. Agency Securities	3,001	—	3,001	—

Total	$122,431	$23,896	$98,535	$—

Cash equivalents	$23,896	$23,896	$—	$—
Short-term investments	65,227	—	65,227	—
Long-term investments	33,308	—	33,308	—

Total	$122,431	$23,896	$98,535	$—

	December 2012 Amortized Cost	Unrealized Loss	December 2012 Estimated FMV
Corporate Notes and Bonds	$90,550	$(9)	$90,541
Commercial Paper	4,996	(3)	4,993
U.S. Agency Securities	3,002	(1)	3,001

Total Available-for-sale investments	$98,548	$(13)	$98,535

Cash			70,143
Cash equivalents			23,896

Total Aggregate Fair Value			$192,574

There were no transfers of assets measured at fair value between Level 1 and Level 2 during the nine months ended December 30, 2012.

April 2012:

Assets measured at fair value on a recurring basis were presented in the Company’s condensed consolidated balance sheet as of April 1, 2012.

	April 2012 Balance	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3
	(in thousands)
Money Market Funds	$17,712	$17,712	$—	$—
U.S. Treasury	1,000	1,000	—	—
U.S. Agency Securities	3,979	—	3,979	—

Total	$22,691	$18,712	$3,979	$—

Cash equivalents	$18,562	$17,712	$850	$—
Short-term investments	4,129	1,000	3,129	—

Total	$22,691	$18,712	$3,979	$—

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	April 2012 Amortized Cost	Unrealized Gain	April 2012 Estimated FMV
	(in thousands)
U.S. Treasury	$1,000	$—	$1,000
U.S. Agency Securities	3,129	—	3,129

Total Available-for-sale Investments	$4,129	$—	$4,129

Cash			135,081
Cash equivalents			18,562

Total Aggregate Fair Value			$157,772

There were no transfers of assets measured at fair value between Level 1 and Level 2 during Fiscal 2012.

3. Balance Sheet Details

Inventories

Inventories at December 2012 and April 2012 consisted of the following:

	December 2012	April 2012
	(in thousands)
Work in progress	$15,310	$9,021
Finished goods	3,490	3,219

Total Inventories	$18,800	$12,240

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 2012 and April 2012 consisted of the following:

	December 2012	April 2012
	(in thousands)
Prepaid expenses	$1,648	$1,040
Advance to vendors	1,752	548
Prepaid income taxes	2,513	1,106
Deferred tax assets	1,351	1,418
Other current assets	763	76

Total prepaid expenses and other current assets	$8,027	$4,188

The Company has signed agreements with foundry vendors to facilitate and expand capacity for the Company’s products. Certain of these agreements require advance payments to these foundry vendors, which are partially offset by the purchases from these vendors. The agreements allow the Company to offset these advances against wafer purchases from the foundries at various agreed upon rates. The Company classifies advances expected to be offset by purchases within 12 months as prepaid and other current assets and the remaining balances as other assets on the Company’s Condensed Consolidated Balance Sheets. The Company believes that the advances to these vendors will be fully offset by future purchases from these vendors.

The Company regularly reviews the carrying amount of its assets, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss is measured based on the excess of the carrying amount of the asset over the asset’s fair value. In the quarter ended July 1, 2012, the Company recognized an impairment loss of $0.4 million related to one of its vendor advances.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property and Equipment

Property and equipment at December 2012 and April 2012 consisted of the following:

	December 2012	April 2012
	(in thousands)
Production and lab equipment	$8,674	$6,866
Computer equipment and software	1,021	861
Equipment under construction	2,551	435
Leasehold improvements and furniture and fixtures	887	819

Subtotal	$13,133	$8,981
Accumulated depreciation and amortization	(6,428)	(4,970)

Property and equipment—net	$6,705	$4,011

Depreciation and amortization expense for the three and nine months ended December 30, 2012 was $0.3 million and $1.5 million, respectively. Depreciation and amortization expense for the three and nine months ended January 1, 2012 was $0.5 million and $1.5 million, respectively. Equipment under construction consists primarily of production and lab equipment. Equipment under construction is not subject to depreciation until it is available for its intended use. Capitalized leases consist of office equipment. For the three and nine months ended December 30, 2012 there were no new capitalized leases. For both the three and nine months ended January 1, 2012, new capitalized leases totaled $40,000.

Accrued Liabilities

Accrued liabilities at December 2012 and April 2012 consisted of the following:

	December 2012	April 2012
	(in thousands)
Engineering services	$382	$104
Payroll-related expenses	2,605	2,274
Bonus	2,965	3,571
Legal fees	762	968
Warranty reserves	130	361
Deferred revenue	—	284
Former CEO separation costs	828	—
Income tax payable	65	27
Other	542	165

Total accrued liabilities	$8,279	$7,754

4. Commitments and Contingencies

Operating Lease Obligations

The Company has non-cancelable operating leases for its facilities through fiscal year 2018.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future minimum lease payments under operating leases as of December 30, 2012 are as follows:

Fiscal Years Ending March or April	Amount
(in thousands)
2013 (remaining three months)	$481
2014	977
2015	234
2016	139
2017 and future fiscal years	201

Total	$2,032

The Company’s lease agreements provide for rental payments which have certain lease incentives and graduated rental payments. As a result, the rent expense is recognized on a straight-line basis over the term of the lease. The Company’s rental expense under operating leases was approximately $0.5 million and $1.5 million for the three and nine months ended December 30, 2012, respectively, and was approximately $0.4 million and $1.2 million for the three and nine months ended January 1, 2012, respectively.

Purchase Commitments

The Company has non-cancelable purchase commitments with its foundry vendors through fiscal year 2014. Future minimum payments under the purchase commitments as of December 30, 2012 are as follows:

Fiscal Years Ending March or April	Amount
(in thousands)
2013 (remaining three months)	$31,512
Beyond 2013	—

Total	$31,512

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

On May 16, 2012, STMicroelectronics, Inc. (“STI”) filed a patent infringement complaint in the Northern District of California against the Company, alleging infringement of certain of their patents (collectively, the “Asserted Patents”). STI alleges that certain lnvenSense Micro-Electro-Mechanical Systems products and services, including but not limited to InvenSense’s ISZ, IXZ, IDG, IMU, ITG, and MPU product lines, infringe one or more claims of the Asserted Patents. The Company intends to contest the case vigorously. On July 9, 2012, the Company filed counterclaims against STI for alleged infringement of certain of the Company’s patents. A Markman hearing has been set for May 29, 2013, and no trial date has been set. Of the nine Asserted Patents, seven are now being reexamined by the U.S. Patent & Trademark Office (“PTO”) at the Company’s request. At the conclusion of the reexamination proceedings, the PTO may decide to invalidate some or all of these patents. The parties have also exchanged their infringement and invalidity contentions, and are in the midst of the claim construction process leading up to the May 29, 2013 Markman hearing. On January 31, 2013, the Company filed a motion requesting that the court stay the case in its entirety pending resolution of the reexamination proceedings. As this litigation is still in its early stages, the Company believes it is not yet possible to assess the merits of the plaintiff’s claim and or the amount of damages, if any, that could be awarded in the event of an unfavorable outcome.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company indemnifies certain customers, distributors, suppliers and subcontractors for attorney fees and damages and costs awarded against such parties in certain circumstances in which the Company’s products are alleged to infringe third-party intellectual property rights, including patents, registered trademarks or copyrights. There were no indemnification costs for the three and nine months ended December 30, 2012 and January 1, 2012. Indemnification costs are charged to operations as incurred.

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

Under the Company’s 2004 Stock Incentive Plan and 2011 Stock Incentive Plan (the “Plans”), the Board of Directors may grant either incentive stock options, nonqualified stock options, or stock awards to eligible persons, including employees, nonemployees, members of the Board of Directors, consultants and other independent advisors who provide services to the Company. As of December 30, 2012 the Company has reserved for issuance under the Plans a total of 30.9 million shares (plus additional shares subject to automatic increase provisions under the 2011 Plan).

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

Stock option activities of the Company under the Plans are as follows (in thousands, except per share amounts):

	Options Available for Grant	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—April 1, 2012	9,710	11,116	$4.31
Increase in stock option pool	3,236
Options granted (weighted-average fair value of $5.09 per share)	(3,536)	3,536	11.94
Options exercised	—	(2,357)	1.72
Options canceled	880	(880)	8.83

Balance—December 30, 2012	10,290	11,415	$6.87	7.42	$51,060

December 30, 2012
Vested and expected to vest		10,305	$6.57	7.24	$48,967

Exercisable—December 30, 2012		4,337	$2.68	4.85	$35,916

April 1, 2012
Vested and expected to vest		10,064	$4.02	7.60	$141,827

Exercisable—April 1, 2012		5,202	$1.46	6.31	$86,557

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additional information regarding options outstanding as of December 2012 is as follows (in thousands except per share amounts):

Options Outstanding December 2012
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price of Options Outstanding	Number Exercisable	Weighted- Average Exercise Price of Options Exercisable
$0.04 - $0.08	15	3.02	$0.07	15	$0.07
$0.11 - $0.172	95	3.95	0.15	95	0.15
$0.32 - $0.70	1,845	1.65	0.66	1,843	0.66
$1.02 - $2.97	1,639	6.65	2.50	1,283	2.42
$5.07 - $10.00	3,827	8.38	6.68	1,082	6.51
$10.07 - $15.24	3,740	9.59	11.54	14	12.67
$15.58 - $20.89	254	9.23	17.36	5	16.69

	11,415	7.42	$6.87	4,337	$2.68

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

The aggregate intrinsic value of the stock options exercised during the three and nine months ended December 30, 2012 was $4.7 million and $24.4 million, respectively. The aggregate intrinsic value of the stock options exercised during the three and nine months ended January 1, 2012 was $0.7 million and $2.2 million, respectively. The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the estimated fair market value of the underlying common stock at the date of exercise.

The number of options expected to vest takes into account an estimate of expected forfeitures. The remaining unamortized stock-based compensation expense, reduced for estimated forfeitures and related to non-vested options, was $22.9 million, and $13.9 million at December 2012 and April 2012 respectively, and, for both periods will be amortized over a weighted-average remaining period of approximately 3.4 years and 3.0 years respectively. Total unrecognized expense will be adjusted for future changes in estimated forfeitures.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Weighted-Average Assumptions

The Company used the following weighted-average assumptions in determining stock-based compensation expense for the three and nine months ended December 30, 2012 and January 1, 2012.

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Expected term	4.3 years	5.6 years	6.0 years	5.8 years
Volatility	46.5%	48.2%	47.7%	48.7%
Risk-free interest rate	0.6%	1.1%	0.9%	1.5%
Dividend yield	0%	0%	0%	0%

Market-based Awards

During the three months ended December 30, 2012, the Company’s CEO was granted options to purchase up to 622,115 shares at $11.57 per share whose vesting is contingent upon meeting various price target thresholds that begin a four year ratable vesting period if the minimum twenty day closing stock prices cross thresholds of $15.00, $17.50 and $20.00 respectively. The options were granted at-the-money and have an estimated term of 5.0 to 6.2 years, and have a legal term of 10 years. The fair value of each option granted was estimated on the date of grant using a Monte Carlo Simulation analysis valuation model and assumes that price target thresholds will be achieved. If such price target thresholds are not met, compensation cost is not reversed. The Company used the following assumptions in estimating the fair value of the shares; expected volatility 46.5%, expected dividends 0%, and risk-free rate of 0.8%. The weighted-average grant-date fair value of options granted during the period was $4.87. During the three months ended December 30, 2012, none of the market-based options were exercised. At December 30, 2012, there was $3.0 million of total unrecognized compensation cost related to non-vested shares; that cost is expected to be recognized over a period of 7 years.

Restricted Stock Units (RSUs)

Restricted stock unit activities of the Company under the Plans are as follows (in thousands, except per share amounts):

Restricted stock unit activity	Shares	Weighted average grant date fair value
	(in thousands)
Nonvested at April 1, 2012	118	$12.47
Granted	683	12.01
Vested	—	—
Forfeited	27	12.46

Total nonvested at December 30, 2012	774	$12.06

RSUs granted to employees are subject to the employee’s continued service to the Company over that period. The fair value of RSUs is determined using the fair value of the Company’s common stock on the date of the grant. Compensation expense is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. At December 30, 2012, there was approximately $8.5 million of total unrecognized compensation cost related to restricted stock units, which the Company expects to recognize over a weighted-average period of 3.4 years.

Stock-Based Compensation Expense

Total employee stock-based compensation cost for the Plans for the three and nine months ended December 30, 2012 and January 1, 2012 is as follows:

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
	(in thousands)
Cost of revenue	$191	$78	$522	$237
Research and development	752	349	2,075	995
Selling, general and administrative	1,814	474	3,852	1,261

Total employee stock-based compensation expense	$2,757	$901	$6,449	$2,493

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selling, general and administrative stock-based compensation expense for the three and nine months ended December 2012, included executive separation costs of $0.6 million, related to the acceleration of approximately 150,000 shares related to our former CEO.

Common Stock

As of December 2012 and April 2012, common stock reserved for future issuance was as follows (in thousands):

	Number of Shares
Common stock reserved for issuance	December 2012	April 2012
Stock Plans:
Outstanding stock options	11,415	11,116
Outstanding restricted stock units	774	118
Reserved for future equity incentive grants	9,516	9,592

	21,705	20,826
Warrants to purchase common stock	202	405

Total common stock reserved for future issuances	21,907	21,231

6. Income Taxes

For the three months ended December 30, 2012, the Company recorded an income tax benefit of $0.7 million. For the nine months ended December 30, 2012, the Company recorded an income tax provision of $5.0 million. During the three months ended December 30, 2012, the Company changed its estimate of earnings attributable to its domestic versus foreign operations expected to be earned for the fiscal year. As a result of an increase in the amount of earnings attributable to foreign jurisdictions with lower tax rates, the Company adjusted its tax provision for the nine months ended December 30, 2012 to $5.0 million to reflect these new estimates; to the extent that the adjustments related to prior periods, the income tax impact is recorded in this quarter and not as a component of the annual effective tax rate. The impact of recording this change in estimate, along with the results of operations for the quarter, gave rise to an income tax benefit of $0.7 million for the three months ended December 30, 2012. For the three months and nine months ended January 1, 2012, the Company recorded an income tax provision of $2.9 million and $9.1 million, respectively. The Company’s estimated 2013 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate partially offset by the unfavorable effects of non-deductible stock-based compensation expense.

The Company files U.S. federal income tax returns as well as income tax returns in California and various foreign jurisdictions. The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of December 2012 because such earnings are to be reinvested indefinitely.

The Company’s tax years from 2003 and onwards could be subject to examinations by tax authorities in one or more tax jurisdictions. The Company has recorded $5.6 million of uncertain tax positions within “other long-term liabilities” on the condensed consolidated balance sheet at December 2012. The Company does not expect any significant increases or decreases to its existing unrecognized tax benefits within the next twelve months. While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, the Company’s provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

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

•

In 2009, we began shipping enhanced and alternative versions of our single—and dual-axis analog gyroscopes as well as our ITG family of X-Y-Z three-axis digital output gyroscopes. We also significantly accelerated shipments of our products due to the broad market adoption of the Nintendo Wii MotionPlus accessory. In addition, we migrated our manufacturing processes to larger wafer sizes enabling significant cost efficiencies.

•

In 2010, we began volume shipments of our MPU-3000 family of Motion-Processors consisting of three-axis gyroscopes digital outputs and software development kits, designed to enable faster motion interface application development. In addition, we started shipping our ITG—and IMU-3000 family of products, which address a broader array of consumer applications than our analog products. We also started sampling our MPU-6000 family of integrated six-axis Motion-Processors that integrate a three-axis gyroscope and three-axis accelerometer on one chip used with our MotionApps software platform.

•

In 2012, we began high-volume shipments of our ITG/IMU/MPU-3000 family of Motion-Processors for the portable gaming, smart TV, smartphone and tablet markets. In addition, we began volume shipments of our MPU-6000 family of six-axis motion processors for the smartphone and tablet markets. We also introduced our IDG-2020 and IXZ-2020 families of dual-axis gyroscopes, which address the need for optical image stabilization (OIS) technology in camera phones and digital still cameras.

•

In January 2012, we introduced our nine-axis MPU-9150 Motion-Processor, which is available for sampling to selected customers and is targeted for the smartphone, tablet, gaming controller and wearable sensor markets.

•	In June 2012, we introduced our MPU-3300, a single-chip, high performance integrated 3-axis gyroscope for industrial applications.

•	In July 2012, we introduced the MPU—6500, the Company’s next-generation 6-axis MotionTracking device for smartphones, tablets, wearable sensors, and other consumer markets.

•

In January 2013, we introduced the MPU-9250, an integrated accelerometer/gyroscope/compass in 3x3x1mm package with 9.2mW power consumption, ideal for mobile devices, wearable sensors for sports and remote health monitoring, and emerging applications.

Our fiscal year is a 52 or 53 week period ending on the Sunday closest to March 31. Our most recent fiscal year (“Fiscal 2012”) ended on April 1, 2012 (“April 2012”). The third fiscal quarters in each of the two most recent fiscal years ended on December 30, 2012 (“three months ended December 30, 2012” or “December 2012”) and January 1, 2012 (“three months ended January 1, 2012” or “January 2012”), respectively, and each quarter period included 13 weeks.

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

We believe that the assumptions and estimates associated with income taxes, inventory valuation, valuation allowance for deferred tax assets, recognition and measurement of uncertain tax positions and stock-based compensation have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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

We believe that a substantial majority of our net revenue will continue to come from sales to customers located in Asia, where most of the manufacturers of consumer electronics devices that use and may in the future use our products are located. As a result of this regional customer concentration, we may be subject to economic and political events and other developments that impact our customers in Asia. For more information, see the section in this Quarterly Report on Form 10-Q titled “Risk Factors” — “Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations”.

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

Research and Development

Research and development expense primarily consists of personnel related expenses (including stock-based compensation), intellectual property license costs, reference design development costs, development testing and evaluation costs, depreciation expense and allocated occupancy costs. Research and development activities include the design of new products, refinement of existing products and processes and design of test methodologies, including hardware and software to ensure compliance with required specifications. All research and development costs are expensed as incurred. We expect our research and development expenses to increase on an absolute basis as we continue to expand our product offerings and enhance existing products.

Selling, General and Administrative

Selling, general and administrative expense primarily consists of personnel related expenses (including stock-based compensation), sales commissions, field application engineering support, travel costs, professional and consulting fees, legal fees, depreciation expense and allocated occupancy costs. We expect selling, general and administrative expenses to increase on an absolute basis in the future as we expand our sales, marketing, finance and administrative personnel, and we incur additional expenses associated with operating as a public company.

Income Tax Provision

The provision for income taxes consists of our estimated federal, state and foreign income taxes based on our pre-tax income. Our provision differs from the federal statutory rate primarily due to expenses that are not deductible for income taxes such as certain stock-based compensation and due to foreign tax rate differentials.

Results of Operations

The following table sets forth certain condensed consolidated statement of income data as a percentage of net revenue for the periods indicated.

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Net revenue	100%	100%	100%	100%
Cost of revenue	47	45	46	44

Gross profit	53	55	54	56

Operating expenses:
Research and development	11	12	12	12
Selling, general and administrative	14	11	14	11

Total operating expenses	25	23	26	23

Income from operations	28	32	28	33
Other income (expense), net	—	—	—	—

Income before income taxes	28	32	28	33
Income tax (benefit) provision	(1)	7	3	8

Net income	29%	25%	25%	25%

Net Revenue

(in thousands)	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Net revenue	$58,929	$41,229	$153,424	$119,890

Net revenue for the third quarter and first nine months of fiscal year 2013 increased by $17.7 million and $33.5 million, or 43% and 28%, respectively, compared to the same periods of the prior fiscal year, primarily due to higher volume shipments to an expanded customer base, including manufacturers of smartphones, tablet devices and digital television and set-top box remote controls. Total unit shipments for the three and nine months ended December 30, 2012 increased by 67% and 57%, respectively, compared to the same periods of the prior fiscal year. Our overall average unit selling price declined for the third quarter and nine months ended December 30, 2012, compared to the same periods of the prior fiscal year, as a result of the change in our product mix and declines in average selling prices associated with products primarily introduced in prior years.

Cost of Revenue and Gross Profit

(in thousands)	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Cost of revenue	$27,723	$18,538	$70,284	$52,919
% of net revenue	47%	45%	46%	44%
Gross profit	$31,206	$22,691	$83,140	$66,971
% of net revenue	53%	55%	54%	56%

Gross profit for the third quarter and first nine months of fiscal year 2013 increased by $8.5 million and $16.2 million, or 38% and 24%, respectively, compared to the same periods of the prior fiscal year, due to an increase in unit sales of our products, changes in product mix sold, the effect of decreases in average selling price per unit sold for comparable products, decreases in manufacturing costs, improvements in manufacturing related product yields for comparable products and the favorable effect of a reduction of inventory reserves due to the sale of inventory previously reserved. We expect gross margins to fluctuate during the remainder of fiscal year 2013 due to changes in product mix, average unit selling prices, manufacturing costs, manufacturing yields and levels of product demand.

Research and Development

(in thousands)	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Research and development	$6,712	$4,758	$18,285	$14,099
% of net revenue	11%	12%	12%	12%

Research and development expense for the third quarter and first nine months of fiscal year 2013 increased by $2.0 million and $4.2 million, or 41% and 30%, respectively, compared to the same periods of the prior fiscal year. The increase for the third quarter of fiscal year 2013 were primarily attributable to increased payroll and fringe costs of $0.6 million, resulting from increased headcount, increased stock compensation cost of $0.4 million and an increase in mask and foundry costs of $0.6 million. The increase for the first nine months of fiscal year 2013 were primarily attributable to increased payroll and fringe costs of $2.3 million, resulting from increased headcount, increased stock compensation cost of $1.1 million and an increase in mask and foundry costs of $0.7 million. Research and development headcount was 109 at the end of the third quarter of fiscal year 2013 and 99 at the end of the third quarter of fiscal year 2012.

Selling, General and Administrative

(in thousands)	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Selling, general and administrative	$8,428	$4,427	$21,887	$12,836
% of net revenue	14%	11%	14%	11%

Selling, general and administrative expense for the third quarter and first nine months of fiscal year 2013 increased by $4.0 million and $9.1 million, or 90% and 71%, respectively, compared to the same periods of the prior fiscal year. The increase for the third quarter of fiscal year 2013 were primarily attributable to increased payroll and fringe costs of $1.4 million, resulting from increased headcount, increased stock compensation costs of $1.3 million and increased outside service cost of $1.1 million. The increase for the first nine months of fiscal year 2013 were primarily attributable to increased payroll and fringe costs of $3.6 million, resulting from increased headcount, increased stock compensation costs of $2.6 million and increased outside service cost of $2.6 million. The three and nine months of fiscal year 2013 included executive separation costs of $0.8 million, included in payroll and fringe costs and $0.6 million, included in stock compensation costs. Selling, general and administrative headcount was 104 at the end of the third quarter of fiscal year 2013 and 88 at the end of the third quarter of fiscal year 2012.

Income from Operations

(in thousands)	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Income from operations	$16,066	$13,506	$42,968	$40,036
% of net revenue	28%	32%	28%	33%

Income from operations for the third quarter of fiscal year 2013 increased by $2.6 million, or 19%, compared to the same period of the prior year primarily due to an increase in gross profit of $8.5 million, offset by an increase in research and development expenses of $2.0 million and an increase in selling, general and administrative expenses of $4.0 million. Income from operations for the first nine months of fiscal year 2013 increased by $2.9 million, or 7%, compared to the same period of the prior year primarily due to an increase in gross profit of $16.2 million, offset by an increase in research and development expenses of $4.2 million and an increase in selling, general and administrative expenses of $9.1 million.

Other Income, (Expense) Net

(in thousands)	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Other income, (expense) net	$98	$(43)	$188	$166
% of net revenue	—%	—%	—%	—%

Other income (expense), net for the third quarter and first nine months were comparable to the same periods of the prior year and the changes were primarily attributable to foreign exchange gains (losses) and interest income (loss) for all periods.

Income Tax (Benefit) Provision

(in thousands)	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Income tax (benefit) provision	$(654)	$2,887	$5,023	$9,147
% of income before income taxes	(4)%	21%	12%	23%

For the third quarter and nine months ended December 30, 2012, we recorded an income tax (benefit) provision of $(0.7) million and $5.0 million respectively. During the three months ended December 30, 2012, the Company changed its estimate of earnings attributable to its domestic versus foreign operations expected to be earned for the fiscal year. As a result of an increase in the amount of earnings attributable to foreign jurisdictions with lower tax rates, the Company adjusted its tax provision for the nine months ended December 30, 2012 to $5.0 million to reflect these new estimates; to the extent that the adjustments related to prior periods, the income tax impact is recorded in this quarter and not as a component of the annual effective tax rate. The impact of recording this change in estimate, along with the results of operations for the quarter, gave rise to an income tax benefit of $0.7 million for the three months ended December 30, 2012. For the three months and nine months ended January 1, 2012, we recorded an income tax provision of $2.9 million and $9.1 million respectively. The estimated 2013 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate partially offset by the unfavorable effects of non-deductible stock-based compensation expense.

Net Income

(in thousands)	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Net income	$16,818	$10,576	$38,133	$31,055
% of net revenue	29%	25%	25%	25%

Net income for the third quarter of fiscal year 2013 increased by $6.2 million, or 59%, compared to the same period of the prior year primarily due to an increase in gross profit of $8.5 million and a decrease in income tax (benefit) provision of $3.5 million, offset by an increase in research and development expenses of $2.0 million and an increase in selling, general and administrative expenses of $4.0 million. Net income for the first nine months of fiscal year 2013 increased by $7.1 million, or 23%, compared to the same period of the prior year primarily due to an increase in gross profit of $16.2 million and a decrease in income tax (benefit) provision of $4.1 million, offset by an increase in research and development expenses of $4.2 million, and an increase in selling, general and administrative expenses of $9.1 million.

Liquidity and Capital Resources

Since our inception, our operations have been financed primarily by net proceeds of $50.2 million from the issuance of shares of our preferred stock, net proceeds of $75.2 million from the issuance of shares in public offerings and $44.4 million, and $7.9 million in cash generated from operations in fiscal years 2012 and 2011, respectively. As of December 30, 2012, we had $192.6 million of cash, cash equivalents and investments. Although the majority of our sales are generated from a limited number of customers, we increased the number of total customers and the volume of sales to those customers in recent years. We expect that trend to continue as the markets for our products develop.

We believe our current cash, along with net cash provided by operating activities, will be sufficient to satisfy our liquidity requirements for the next 12 months. We also believe our current cash, along with net cash provided by operating activities position us to pursue value-creating acquisitions if opportunities arise. Our liquidity may be negatively impacted as a result of a decline in sales of our products due to a decline in our end markets, decrease in sales of our customers’ products in the market, or adoption of competitors’ products. As of December 30, 2012, $50.7 million of the $94.0 million of cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the United States, the Company would be required to accrue and pay U.S. taxes to repatriate these funds. However, the Company’s intent is to indefinitely reinvest these funds outside of the United States, and the Company’s current plans for the foreseeable future do not demonstrate a need to repatriate them to fund U.S. operations.

Our primary uses of cash are to fund operating expenses, purchases of inventory and the acquisition of property and equipment and available-for-sale investments. Cash used to fund operating expenses excludes the impact of non-cash items such as depreciation and stock-based compensation and is impacted by the timing of when we pay expenses as reflected in the change in our outstanding accounts payable and accrued expenses.

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

Below is a summary of our cash flows (used in) provided by operating activities, investing activities and financing activities for the periods indicated:

(in thousands)	Nine Months Ended
	December 30, 2012	January 1, 2012
Net cash provided by operating activities	$31,307	$33,563
Net cash used in investing activities	(98,382)	(1,713)
Net cash provided by financing activities	7,471	69,482

Net (decrease) increase in cash and cash equivalents	$(59,604)	$101,332

Net Cash Provided by Operating Activities

Net cash provided by operating activities in the first nine months of fiscal year 2013 of $31.3 million, primarily reflected net income of $38.1 million, non-cash expenses of $8.0 million and a net increase in operating assets and liabilities of $14.9 million. This net increase of $14.9 million consisted primarily of an increase in accounts receivable of $12.6 million, and an increase in inventories of $6.6 million, partially offset by an increase in accounts payable and accrued liabilities of $2.9 million and $3.4 million, respectively. The increases in our operating assets and liabilities resulted primarily from our increase in sales volume weighted towards the end of the third quarter of fiscal year 2013, and additionally, the increase in inventory to support future sales. Non-cash expenses of $8.0 million consisted primarily of depreciation and amortization of $1.5 million and stock-based compensation of $6.4 million.

Net cash provided by operating activities in the first nine months of fiscal year 2012 of $33.6 million primarily reflected net income of $31.1 million, non-cash expenses of $4.0 million, partially offset by a net decrease in operating assets and liabilities of $1.5 million. This net decrease of $1.5 million consisted primarily of a decrease in other assets of $1.6 million, a decrease in accounts payable of $2.3 million, and an increase in inventories of $0.9 million, partially offset by an increase in accrued liabilities of $4.4 million. Non-cash expenses of $4.0 million consisted primarily of depreciation and amortization of $1.5 million and stock-based compensation of $2.5 million.

Net Cash Provided Used in Investing Activities

Net cash used in investing activities in the first nine months of fiscal year 2013 of $98.4 million primarily reflected the purchase of property and equipment of $4.1 million, the purchase of available-for-sale investments of $104.8 million, partially offset by the sale of available-for-sale investments of $10.5 million.

Net cash used in investing activities in the first nine months of fiscal year 2012 of $1.7 million primarily included the purchase of property and equipment of $1.7 million and the purchase of available-for-sale investments of $8.0 million partially offset by the sale of available-for-sale investments of $7.8 million,

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the first nine months of fiscal year 2013 of $7.5 million resulted primarily from proceeds from the issuance of common stock of $4.1 million and excess tax benefit from stock-based compensation of $3.8 million.

Net cash provided by financing activities in the first nine months of fiscal year 2012 of $69.5 million resulted primarily from $69.8 million of net proceeds from the Company’s initial public offering, partially offset by payment of $1.7 million related to the Company’s offering.

Off Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 30, 2012, we were not involved in any unconsolidated SPE transactions.

Warranties and Indemnification

In connection with the sale of products in the ordinary course of business, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and agree to indemnify customers against third-party claims for such infringement. Further, our bylaws require us to indemnify our officers and directors against any action that may arise out of their services in that capacity. We have not been subject to any material liabilities under such provisions and therefore believe that our exposure for these indemnification obligations is minimal. Accordingly, we have no liabilities recorded for these indemnity agreements as of December 30, 2012.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 30, 2012:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$2,032	$481	$1,350	$201	$—
Capital lease obligations	28	16	12	—	—
Purchase obligations	31,512	31,512	—	—	—

Total contractual obligations	$33,572	$32,009	$1,362	$201	$—

Operating leases consist of contractual obligations from agreements for non-cancelable office space. Capital lease obligations consist of leases used to finance the acquisition of equipment. Purchase obligations consist of the minimum purchase commitments made to contract manufacturers.

As of December 30, 2012, our unrecognized tax benefits were $5.6 million. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur. As a result, these amounts are not included in the table above.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” which requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. ASU No. 2011-05 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, which is the Company’s fiscal interim period ended July 1, 2012 of fiscal year ending March 31, 2013. Upon adoption of ASU No. 2011-05, the Company has separately reported Condensed Consolidated Statements of Comprehensive Income and the adoption did not impact the Company’s financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents and investments of $192.6 million at December 30, 2012 that could be used for working capital purposes. We do not enter into investments for trading or speculative purposes. As of December 30, 2012, our cash, cash equivalents and investments were in money market funds, U.S. Agency securities, corporate notes and bonds and commercial paper. To provide an assessment of the interest rate risk associated with the Company’s investments, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investments assuming a 10% parallel shift in the yield curve. Based on investment positions as of December 30, 2012, a hypothetical 10% increase in interest rates across all maturities would result in an insignificant incremental decline in the fair market value of the investments. Such losses would only be realized if the Company sold the investments prior to maturity.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

On May 16, 2012, STMicroelectronics, Inc. (“STI”) filed a patent infringement complaint in the Northern District of California against the Company, alleging infringement of certain of their patents (collectively, the “Asserted Patents”). STI alleges that certain lnvenSense Micro-Electro-Mechanical Systems products and services, including but not limited to InvenSense’s ISZ, IXZ, IDG, IMU, ITG, and MPU product lines, infringe one or more claims of the Asserted Patents. The Company intends to contest the case vigorously. On July 9, 2012, the Company filed counterclaims against STI for alleged infringement of certain of the Company’s patents. A Markman hearing has been set for May 29, 2013, and no trial date has been set. Of the nine Asserted Patents, seven are now being reexamined by the U.S. Patent & Trademark Office (“PTO”) at the Company’s request. At the conclusion of the reexamination proceedings, the PTO may decide to invalidate some or all of these patents. The parties have also exchanged their infringement and invalidity contentions, and are in the midst of the claim construction process leading up to the May 29, 2013 Markman hearing. On January 31, 2013, the Company filed a motion requesting that the court stay the case in its entirety pending resolution of the reexamination proceedings. As this litigation is still in its early stages, the Company believes it is not yet possible to assess the merits of the plaintiff’s claim and or the amount of damages, if any, that could be awarded in the event of an unfavorable outcome.

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

The Company indemnifies certain customers, distributors, suppliers and subcontractors for attorney fees and damages and costs awarded against such parties in certain circumstances in which the Company’s products are alleged to infringe third-party intellectual property rights, including patents, registered trademarks or copyrights. There were no indemnification costs for the three and nine months ended December 30, 2012 and January 1, 2012. Indemnification costs are charged to operations as incurred.

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

Our primary competitor in most of our target markets is STMicroelectronics N.V. We also face competition from integrated semiconductor manufacturers, from in-house development organizations within some of our potential customers and from smaller companies specializing in MEMS and motion-sensing products, including those that provide motion-sensing products offering less functionality at a lower cost, such as accelerometers. We also compete with large, sophisticated platform developers that may prefer to integrate less sophisticated motion sensors and to develop their own motion interface application for developers, marginalizing the total solution we offer. Additionally, competitors that have traditionally focused on industrial or automotive applications for MEMS motion sensors may pursue the consumer electronics market, thus intensifying competition for our products. We expect competition in the markets in which we participate to increase in the future as existing competitors improve or expand their product offerings.

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

The performance of our third-party manufacturers is outside of our control. At present, we depend primarily upon Taiwan Semiconductor Manufacturing Company (TSMC) to manufacture most of our products. Although we are not obligated to purchase a specific volume of products from, or to contract with TSMC on an exclusive basis, we anticipate that we will be dependent on TSMC to supply a substantial portion of our products for the next several fiscal quarters. In the fourth quarter of fiscal year 2012 we announced qualification of a second high volume foundry, Global Foundries. We expect that it would take approximately nine to 16 months to transition our manufacturing to new third-party manufacturers that have not already begun installing our manufacturing processes. Such a transition would likely require certain customers to qualify our new manufacturers. If one or more of our third-party contractors or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market, the reliability of our products and our reputation could suffer.

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

We derive a significant amount of our net revenue from our products used in video gaming and handheld devices, including smartphones and tablet devices. Future generations of these products may not adopt motion interface at all or, if they do, may use our competitors’ products, internally developed solutions or alternative technologies not based on MEMS sensors. If we are not successful in obtaining design wins in new generations of these products or, if these products that incorporate our products are not successful, our net revenue and operating results will decline. If we achieve design wins, these markets or the markets for specific products incorporating our solutions may not continue to grow or may decline for a number of reasons outside of our control, including competition among companies and market saturation.

Additionally, these markets are subject to volatility from changes in the macroeconomic environment as well as industry specific trends, such as trends resulting from announcements by one of the major companies in these markets. Any decline or volatility in these overall markets could cause our net revenue and operating results to fall short of expectations or decline.

We currently depend on a limited number of customers for a material portion of our net revenue, and the loss of, or a substantial reduction in orders from these customers would significantly reduce our net revenue and adversely impact our operating results

We expect that sales to these customers will continue to account for a substantial portion of our net revenue for the foreseeable future. The loss of, or a substantial reduction in orders from, any of these customers would have a significant negative impact on our business and our operating results. For the three months ended December 30, 2012, three customers each accounted for 24%, 22% and 10% of total net revenue. For the nine months ended December 30, 2012, three customers each accounted for 23%, 20% and 13% of total net revenue.

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

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards, and rapid technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance, integration and reliability and meet the cost expectations of our customers. A key element of our product strategy is to integrate additional sensors and motion interface functionality into our products, and to reduce the size and power consumption of products providing a given level of functionality. For instance, the nine-axis MPU-9250 combines our three-axis MEMS gyroscope, three-axis MEMS accelerometer, with a third-party three-axis e-compass, MotionFusion technology and MotionApps platform, in a 3x3mm package, which is 45% smaller than the package of our previous nine-axis product, and consumes substantially less power. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render our existing or future products obsolete.

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

The complexity of our products could result in unforeseen delays or expenses caused by defects or bugs, which could delay the introduction or acceptance of our new products, damage our reputation with current or prospective customers and adversely affect our operating costs and revenue.

Our highly complex motion sensing and processing products may contain defects and bugs when they are first introduced or as new versions are released. We have in the past experienced, and may in the future experience, defects and bugs. There may be additional defects and bugs contained in our products that, due to our limited operating history, may not have manifested. If any of our products contains defects or bugs, or has reliability, quality or other problems, we may not be able to successfully correct such problems in a timely manner. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales to our customers. If any of our products contains defects or bugs, or has reliability, quality or other problems, we may not be able to successfully correct such problems. Defects or bugs could materially and adversely affect our ability to achieve design wins from existing customers and to attract new customers, which could adversely affect our market share and operating results. In addition, defects or bugs could interrupt or delay shipments to existing customers. If a significant defect or bug is not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others. As a result, our operating costs could be adversely affected.

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

On October 24, 2012, Behrooz Abdi, a member of our Board of Directors, was appointed as our President and Chief Executive Officer, replacing our founder, Steven Nasiri, who remains a member of the Board. Transitioning leadership of our company from the founder to our new chief executive officer may cause strategic or operational challenges for our organization, the impact of which could adversely affect our business, financial condition, results of operations and cash flows.

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

Based on share ownership as of December 30, 2012, our executive officers and directors and their affiliates beneficially own or control, directly or indirectly, an aggregate of 36,095,023 shares, or 43.1%, of our common stock (including 2,039,727 shares of common stock subject to outstanding options and warrants exercisable within 60 days of December 30, 2012). In particular, our founder and board member

Mr. Nasiri beneficially owns or controls, directly or indirectly, an aggregate of 6,520,504 shares, or 7.8%, of our outstanding common stock (including 2,039,727 shares of common stock subject to outstanding options exercisable within 60 days of December 30, 2012). Mr. Nasiri therefore has significant influence over all matters requiring stockholder approval, including any change-of-control transaction, such as a merger or other sale of our company or all or substantially all of our assets, for the foreseeable future. This concentrated control limits shareholder ability to influence some corporate matters and could result in some corporate actions that our other stockholders do not view as beneficial, such as failure to approve change of control transactions that could offer holders of our common stock a premium over the market value of our company. As a result, the market price of our common stock could be adversely affected.

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

Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. As of December 30, 2012, we had approximately 83.9 million shares of common stock outstanding, of which approximately 36.1 million shares were held by executive officers, directors or their affiliates and may be subject to volume and manner of sale restrictions of Rule 144 of the Securities Act. Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.

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

Dated: February 8, 2013	INVENSENSE, INC.

	By:	/s/ Alan Krock
Alan Krock
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 30, 2012 and April 1, 2012 , (ii) Condensed Consolidated Statements of Income for the three and nine months ended December 30, 2012 and January 1, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 30, 2012 and January 1, 2012 and (iv) Notes to Condensed Consolidated Financial Statements

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.