Form 10-K
period 2013-03-31
InvenSense Inc
filed 2013-06-14
CIK 1294924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2013

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 001-35269

INVENSENSE, INC.

(Exact name of registrant as specified in its charter)

Delaware	01-0789977
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

1197 Borregas Avenue Sunnyvale, CA	94089
(Address of principal executive offices)	(Zip code)

(408) 988-7339

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value	New York Stock Exchange LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of September 28, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of registrant’s voting and non-voting common stock held by non-affiliates was approximately $550 million, based upon the closing sale price of the common stock as reported on the New York Stock Exchange. This calculation excludes the shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock as of September 28, 2012. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

As of May 24, 2013, there were approximately 85,149,740 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2013. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

©2013 InvenSense, Inc. All rights reserved. InvenSense, MotionTracking, MotionProcessing, MotionProcessor, MotionFusion, MotionApps, DMP, and the InvenSense logo are trademarks of InvenSense, Inc. Other company and product names may be trademarks of the respective companies with which they are associated.

PART I.

Item 1.	Business.

Overview

We are the pioneer and a global market leader in devices for the motion interface market that detect and track an object’s motion in three-dimensional space. Our MotionTracking devices combine micro-electro-mechanical system, or (MEMS) motion sensors, such as accelerometers, gyroscopes and compasses, with mixed-signal integrated circuits (ICs) and proprietary algorithms and firmware that intelligently process, synthesize and calibrate the output of sensors for use by software applications via an application programming interface (API). Our MotionTracking devices are differentiated by small form factor, high level of integration, performance, reliability and cost effectiveness. While our solutions have broad applicability, we currently target consumer electronics applications such as smartphones and tablets, console and portable video gaming devices, digital still and video cameras, smart TVs (including digital set-top boxes, televisions and multi-media HDDs), 3D mice, navigation devices, toys, and health and fitness accessories. We utilize a fabless model, leveraging current CMOS and MEMS foundries and semiconductor packaging supply chains.

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

We were incorporated in the State of California in June 2003 and reincorporated in the State of Delaware in October 2004. Our principal executive offices are located at 1197 Borregas Avenue, Sunnyvale, CA 94089. Our telephone number is (408) 988-7339. Our website is located at www.invensense.com and our investor relations website is located at ir.invensense.com

Our fiscal year is a 52 or 53 week period ending on the Sunday closest to March 31. Our three most recent fiscal years ended on March 31, 2013 (“fiscal year 2013”), April 1, 2012 (“fiscal year 2012”) and April 3, 2011 (“fiscal year 2011”). Fiscal year 2013 and fiscal year 2012 were comprised of 52 weeks and fiscal year 2011 was comprised of 53 weeks.

Our net revenue was $208.6 million, $153.0 million and $96.5 million for fiscal years 2013, 2012 and 2011, respectively, and our net income was $51.7 million, $36.9 million and $9.3 million for these periods, respectively.

We utilize a fabless business model, working with third parties to manufacture our products, while the critical test and calibration functions are performed in our wholly owned subsidiary located in Hsinchu, Taiwan. We sell our products through our direct worldwide sales organization and through our indirect channel of distributors to manufacturers of consumer electronics devices, original design manufacturers and contract manufacturers. We are headquartered in Sunnyvale, California and had 326 employees worldwide as of March 31, 2013.

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

•

Gyroscopes (Gyros) measure the angular rate of rotational movement about one or more axes. Gyroscopes can measure complex motion accurately in free space, tracking the position and rotation of a moving object. In contrast, accelerometers primarily detect the fact that an object has moved or is moving in a particular direction. Unlike accelerometers and compasses, gyroscopes are not affected by errors related to external environmental factors, such as gravitational and magnetic fields. Hence, gyroscopes greatly enhance the responsiveness of the motion sensing capabilities in devices and are used for advanced motion sensing applications in consumer devices, such as full gesture recognition, movement detection and motion simulation.

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

In order to digitize full real-life motion, system designers have been limited to using discrete motion sensor components, such as gyroscopes, accelerometers and compasses, as well as a separate microcontroller in their already space-constrained products. Such an approach can create many performance, form factor, firmware and software design and cost challenges. In addition, using discrete motion sensors from various suppliers requires customized and costly system-level calibration by customers on the factory floor to meet required performance and precision standards.

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

As a result, we believe most system designers would prefer an intelligent, integrated, scalable system-level motion interface platform that incorporates multiple motion sensors, digital control circuitry, APIs and motion application software together in one solution; a MotionTracking device.

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

There are a number of consumer electronics devices in the market today, such as smartphones, tablet devices, digital still and video cameras, console and portable video gaming devices, smart TVs, toys and navigation devices, health and fitness accessories, that have incorporated motion interface technologies. We believe the following consumer electronics end-markets present examples of significant opportunities for motion interface:

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

•

Tablets: Similar to smartphones, early generations of tablet devices use basic motion sensing capabilities to provide tilt-sensing and screen rotation, the latest generation of these devices incorporate complete motion interface technology to provide a wide range of motion-based capabilities.

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

The InvenSense Solution

We have developed proprietary, intelligent, integrated single-chip MotionTracking devices that enable intuitive and immersive user interfaces. As a result of our modular and scalable platform architecture, our current and planned products span increasing levels of integration, from standalone single-chip gyroscopes to fully integrated multi-sensor, multi-axis digital MotionTracking devices. In fiscal years 2011 and 2012, the majority of our product volume was derived from our two-axis and three-axis gyroscopes. In September 2011, we announced that our six-axis MotionTracking devices were available for high volume shipment and began shipments in our fourth quarter of fiscal year 2012. In January 2013, we announced that our nine-axis MotionTracking devices were available.

Our MotionTracking devices are comprised of several fundamental proprietary components:

•

Our MEMS-based motion sensors combined with our mixed-signal circuitry for signal processing provide the functionality required to measure motion in three-dimensional space. The high performance of our sensors is enabled by our proprietary fabrication platform.

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

The competitive advantages of our technology and solutions are:

•

Highly integrated and cost-effective solutions enabled by our patented fabrication platform.    The foundation of our MotionTracking devices is our patented fabrication platform, which enables integration of standard MEMS with CMOS (also known as CMOS-MEMS) in a small, cost-effective wafer-level solution. Combining a MEMS wafer with an industry standard CMOS wafer reduces the number of MEMS manufacturing steps, perform wafer-level testing, and use wafer-level packaging, thereby reducing back-end costs of packaging and testing and improving overall product yield and performance. In addition to our CMOS-MEMS process, we have developed low-cost, high-throughput proprietary test and calibration systems, which further reduce back-end costs. We believe we have pioneered a technological breakthrough in high-volume manufacturing of low-cost, high-performance MEMS motion processors. Combining this unique high-volume fabrication capability with our other core proprietary technologies, we are able to deliver our MotionTracking devices with industry-leading integration and cost-effectiveness.

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

•

Scalable MotionTracking devices with opportunities for continuing integration.    Our fabrication platform enables the integration of multiple motion sensors, such as gyroscopes and accelerometers, on a single chip with processing capability. Our latest generation of MotionTracking devices have both an embedded three-axis gyroscope and three-axis accelerometer on the same chip, enabling integrated six-axis motion interface functionality. As a result of integrating multiple sensors, our products can eliminate the traditional calibration steps required with discrete solutions as well as offload the intensive motion interface computation requirements from the host processor. Over time, we believe we can integrate more advanced features and functionalities into our solution.

•

Flexible business model, flexible manufacturing, performance and reliability.    Most MEMS devices are manufactured in proprietary in-house fabrication facilities utilizing numerous fabrication steps, esoteric substrates and MEMS-specific manufacturing processes that are not compatible for integration with standard CMOS fabrication processes. Our patented fabrication allows us to utilize a fabless business model without relying on specialty foundries for MEMS manufacturing. Our fabless model enables cost-effective, high-volume production and provides us with the flexibility to quickly react to our customers’ needs. Additionally, our ability to perform wafer-level testing combined with our close collaborative relationships with third-party foundries enables us to better control the manufacturing process and product yields, resulting in lower cost and improved device performance and reliability.

Technology

Our technology is comprised of five core proprietary components: our patented fabrication platform; our advanced MEMS motion sensor designs; our application specific mixed-signal circuitry for sensor signal processing; our sensor fusion algorithms in firmware that intelligently assimilate data from multiple sensors for use by end applications; and finally our MotionApps platform consisting of application programming interfaces (APIs) and calibration algorithms. Although all five components are critical to providing complete MotionTracking devices, our patented fabrication platform is the core differentiating technology.

Patented Fabrication Platform

The cornerstone of our technology is our patented fabrication platform, which we believe gives us a sustainable and differentiated competitive advantage. Our patented fabrication platform is a standard “six mask” MEMS-specific bulk silicon fabrication process that enables direct bonding of MEMS components with related signal conditioning and logic circuitry that are fabricated using standard complementary metal oxide semiconductor (CMOS) processes. CMOS is a pervasive semiconductor technology used by nearly every semiconductor vendor and available at many foundries for fabrication of semiconductor devices. MEMS is a well established technology that leverages several fundamental principles of semiconductor fabrication to manufacture micron-size physical structures in small form factors. We use MEMS processes to create wafers containing the structural layers used for our motion sensors, and standard CMOS fabrication technology to create wafers to provide drive and signal conditioning circuits, as well as the logic circuitry that processes sensor signals to deliver complete MotionTracking devices.

Our patented fabrication platform combines separately manufactured MEMS and CMOS wafers, forming a complete and integrated wafer in a single bonding step. Though this bonding process uses off-the-shelf semiconductor processing equipment, the bonding technology itself is patented. Following the bonding process, the combined wafer (also known as a CMOS-MEMS wafer) undergoes another patented pad-opening step, which uses a standard sawing technique to open electrical wire bond pads, allowing wafer-level testing.

The resulting CMOS-MEMS wafers are then tested using standard automated wafer probers, after which the wafers are diced into thousands of individual chips, which are then packaged. These finished products then go through one final testing and calibration operation using in-house proprietary testers before being shipped to customers. We have successfully employed our patented fabrication platform in the high-volume production of 150 mm and 200 mm wafers.

One of the significant advantages of our patented fabrication platform is its impact on product packaging and testing. The back-end cost of packaging and testing MEMS products fabricated with competing processes accounts for a significant percentage of total product cost. Our patented fabrication platform was developed specifically to address this fundamental challenge with MEMS technology. By enabling full fabrication of CMOS-MEMS wafers at standard CMOS foundries and following the same back-end fabrication process used for CMOS wafers, our patented fabrication platform has enabled a significant reduction in back-end costs.

Products

MotionTracking devices from InvenSense are rapidly becoming a key function in many consumer electronic devices including smartphones, tablets, gaming consoles, and smart TVs as they provide an intuitive way for consumers to interact with their electronic devices by tracking motion in free space and delivering these motions as input commands. Accurately tracking complex user motions requires the use of motion sensors such as gyroscopes, accelerometers, compasses, and pressure sensors, fusing the sensor outputs into a single and accurate data stream for use as input commands in consumer electronics devices, and ongoing run-time calibration to ensure an optimal user experience.

Our most advanced products include the MPU-9x50™ family of products, the world’s first 9-axis MotionTracking devices designed for battery operated, high performance consumer electronics products. The 9-axis product family incorporates the same market proven MotionFusion™ and run-time calibration firmware that is supported in InvenSense’s market leading MPU-6000 and MPU-3000 family of products. This firmware has shipped in millions of units and has been very well market validated. 9-Axis MotionTracking has become a key function in many consumer electronics devices including smartphones, tablets, gaming consoles, and smart-TVs. The size advantage of the integrated 9 axis devices versus a discrete solution is compelling for space constrained products such as smartphones and wearable sensors.The MPU-9x50 devices combine a 3-axis gyroscope, 3-axis accelerometer and 3-axis compass in the same chip together with an onboard Digital Motion Processor™ (DMP™) capable of processing the complex 9-axis MotionFusion algorithms.

The table below sets out our key product lines, including available versions and new products available for sampling to selected customers, and descriptions of key performance parameters for each of our product families.

Product Families	Product Families	Product Families	Key Features
MPU (MotionProcessing Units)	9-axis	MPU-9150 (4x4x1mm, 3V) MPU-9250 (3x3x1mm, 3V) MPU-9350 (3x3x1mm, 1.8V and 2.5V)	Nine-axis: three-axis digital gyroscope + three-axis digital accelerometer + three axis e-compass
MotionFusion
MotionApps
	6-axis	MPU-6000 (4x4x0.9mm, 3V) MPU-6500 (3x3x0.9mm, 1.8V)	Six-axis: three-axis digital gyroscope + three-axis digital accelerometer
MotionFusion
MotionApps
	3-axis	MPU-3000 (4x4x0.9mm, 3V)	Three-axis digital gyroscope
MotionFusion
MotionApps

Industrial MotionTracking	3-axis	MPU-3300 (4x4x0.9mm, 3V)	Three-axis industrial grade digital gyroscope
Digital Gyroscopes	3-axis	ITG-3000 (4x4x0,9mm, 3V) ITG-3500 (3x3x0.9mm, 1.8V) ITG-3521 (3x3x0.75mm, 1.8V)	Three-axis digital output
	Optical Image Stabilization (OIS)	IDG-2020 (3x3x0.9mm, 1.8V) IDG-2021 (3x3x0.75mm, 1.8V) IDG-2030 (2.3x2.3x 0.65mm, 1.8V)	Dual-axis digital output
Low profile package

Markets and Customers

Our customers consist of several of the world’s largest consumer electronics makers. These customers are in multiple consumer market segments, including smartphones and tablets, console and portable video gaming devices, digital television and set-top box remote controls, remote controlled toys and other household consumer and industrial devices.

Seasonality of Business

Our business is subject to seasonality because of the nature of our target markets. At present, virtually all of our motion interface products are sold in the consumer electronics market. Sales of consumer electronics tend to be weighted towards holiday periods, and many consumer electronics manufacturers typically experience seasonality in sales of their products. Seasonality affects the timing and volume of orders for our products as our customers tend to increase production of their products that incorporate our solutions in the first three quarters of our fiscal year in order to build inventories for the holiday season. Sales of our products tend to correspondingly and generally increase during these quarters and to significantly decrease in the fourth quarter of our fiscal year.

Backlog

As of March 31, 2013, our backlog from customers was $12.3 million, compared to $17.1 million as of April 1, 2012. The decline in backlog as of March 31, 2013, compared to April 1, 2012, was primarily due to a reduction in the period between receipt of orders and shipment of products to customers resulting from expanded manufacturing capacity in fiscal year 2013. Due to the short period between receipt of orders and shipment of products to customers, backlog may not be a reliable indicator of future fiscal quarter or fiscal year sales.

Sales and Marketing

We sell our products through our direct worldwide sales organization and through our indirect channel of distributors to manufacturers of consumer electronics devices, original design manufacturers and contract manufacturers.

Our product marketing, business development and application solution engineering teams focus on leveraging our core MotionTracking devices across end markets and operate with a common mission to drive and promote motion interface applications and use cases. These teams are responsible for all new applications and market specific engagements, providing customized technical and application support, and identifying opportunities and strategic relationships. Furthermore, they work closely with ecosystem partners to further promote and enable the motion interface market, an increasingly important component of our business development efforts. For example, these teams are engaged with leading application providers and may also engage with microcontroller suppliers, operating system platform vendors, independent software developers, and system solution platform vendors. Further, the technical marketing and application engineering teams actively engage with new customers during their design-in processes to educate them on the value proposition of our MotionTracking devices, identify how they could utilize our solutions in their products and provide them with the most suitable solutions, application programming interfaces (APIs) and potential reference designs. We believe these activities could result in continued adoption of our MotionTracking devices by new customers.

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

Manufacturing

Our patented fabrication platform combines MEMS with standard complementary metal oxide semiconductors (CMOS) at the wafer level, which has allowed us to pioneer the industry’s first high-volume, commercial MEMS fabless business model. This fabless approach allows us to focus our engineering and design resources on product development and design. In addition, as we do not own wafer fabrication facilities, we are able to reduce our fixed costs and capital expenditures. In contrast to many fabless MEMS companies, which utilize standard process technologies and design rules established by their MEMS foundry partners, we have developed our own proprietary patented fabrication platform and collaborated with our foundry partners to install our fabrication technology on their equipment in their facilities solely for manufacturing our products. Through close collaboration with our CMOS-MEMS foundry partners, we are able to maintain control over the manufacturing process, which has historically resulted in favorable yields for our products.

The majority of our wafers are currently provided by Taiwan Semiconductor Manufacturing Corporation, Limited and GLOBALFOUNDRIES Inc. Wafer foundries manufacture both the MEMS and CMOS wafers, perform the critical wafer level bonding step of our patented fabrication and deliver the final combined CMOS-MEMS wafer product to us.

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

Over the last three years, we have been able to increase our annual manufacturing capacity in order to meet the volume demands of our customers, as well as potential additional demand. We continued to expand our CMOS-MEMS manufacturing capacity in fiscal year 2013, shipping wafers in high volumes from both Taiwan Semiconductor Manufacturing Corporation, Limited and GLOBALFOUNDRIES Inc., as well as expanding our captive wafer sort, sensor test, and calibration testing facilities in Taiwan.

Research and Development

We have assembled an experienced team of engineers with core competencies in MEMS design and fabrication, CMOS mixed-signal design, and software development. Through our research and development efforts, we have developed a collection of intellectual property and know-how that we are able to leverage across our products and end markets. Our research and development efforts are generally targeted at five areas:

•

In the area of our patented fabrication platform, we intend to continue to invest in our process technology to further refine our technology platform with respect to overall form factor, product performance and process yield enhancement and to expand the platform to enable us to further develop our product offerings beyond what is currently achievable.

•

With our heritage in high-volume fabless MEMS manufacturing, we believe we are uniquely positioned to help enable a fabless MEMS ecosystem. We have recently developed a fabrication shuttle program that allows universities and industry peers to license and leverage our technology in the development of CMOS-MEMS based solutions.

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

•

In the area of software and algorithms, our initiatives include algorithm development for MotionFusion as well as the incorporation of additional functionality into our MotionApps platform. Advances in this area will help to enhance the detection and analysis of complex sensor data, as well as enable higher level functionality in the form of APIs and motion-based applications to allow our customers to quickly and efficiently leverage the capabilities of our MotionTracking devices.

Through our research and development efforts, we intend to continually expand our portfolio of patents and to enhance our intellectual property position. As of March 31, 2013, we had 118 employees involved in research and development. Our engineering design teams are primarily located in Sunnyvale, California. For fiscal years 2013, 2012, and 2011, we incurred $24.6 million, $19.7 million and $15.8 million, respectively, in research and development costs.

Intellectual Property Rights

We primarily rely on patent, trademark, copyright and trade secrets laws, confidentiality procedures, and contractual provisions to protect our technology. We focus our patent efforts in the United States, and, when justified by cost and strategic importance, we file corresponding foreign patent applications in strategic jurisdictions, such as Europe, the Republic of Korea, Taiwan, China and Japan. We have 31 issued U.S. patents and 5 issued foreign patents, which will expire between October 2023 and December 2032, and 67 patent applications pending for examination in the United States Patent and Trademark Office and 34 international patent applications pending for examination in Europe, the Republic of Korea, Taiwan, China and Japan which will expire between October 2024 and July 2032.

All of our foreign issued patents and patent applications are related to our U.S. issued patents and patent applications.

Our issued patents and certain of our pending patent applications relate to our patented fabrication platform, which allows us to reduce back-end costs and form factor, to create hermetically sealed cavities for MEMS sensors and to improving performance, reliability and integration, and to our sensor design, which reduces sensitivity to interference from environmental sounds and vibrations, enabling higher performance and accuracy. In addition, we have other pending patent applications that relate to mixed-signal circuits and architectures, which have a wide variety of applications, and to algorithms, software and application development, which facilitate offloading motion interface computations from main application processors to our chips.

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

Employees

As of March 31, 2013, our total headcount was 326, comprised of 118 employees in research and development, 76 employees in sales and marketing, 106 employees in manufacturing operations, and 26 employees in a general and administrative capacity. None of our employees are represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Competition

We compete with companies that may have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. We currently and primarily compete with the following companies: Analog Devices, Inc., Epson Toyocom Corporation, Kionix, Inc. (a wholly owned subsidiary of Rohm Co., Ltd.), MEMSIC, Inc., Murata Manufacturing Co., Ltd., Panasonic Corporation, Robert Bosch GmbH, Sensor Dynamics, Inc. (acquired by Maxim Integrated Products, Inc.), Sony Corporation and STMicroelectronics N.V. (STMicro). Currently, we believe STMicro is our primary competitor in the consumer motion sensing market. Over time, we expect continued competition from motion sensor competitors as well as competition from new entrants into the motion interface market.

The principal methods of competition of motion interface technology includes the following:

•	The design and volume production of new products that anticipate the motion interface and integration needs of customers’ next generation products and applications.

•	Scalable operations to meet customers’ volume and timing demands.

•	A declining manufacturing and operating cost structure.

•	Identification of new and emerging markets, applications and technologies and developing products for these markets.

•	Product pricing points, performance and cost effectiveness.

•	The recruitment and retention of key employees.

•	Intellectual property, including patents and trademarks.

•	High product quality, reliability and customer support.

•	Financial stability.

•	Manufacturing, distribution and marketing capability.

•	Brand recognition.

•	Size of customer base.

•	Strength and length of key customer relationships.

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

On May 16, 2012, STMicroelectronics, Inc. (“STI”) filed a patent infringement complaint (“ST Microelectronics Patent Litigation I”) in the Northern District of California against the Company, alleging infringement of certain of their patents (collectively, the “Asserted Patents”). STI alleges that certain lnvenSense Micro-Electro-Mechanical Systems (“MEMS”) products and services, including but not limited to InvenSense’s ISZ, IXZ, IDG, IMU, ITG, and MPU product lines, infringe one or more claims of the Asserted Patents. The Company intends to contest the case vigorously. On July 9, 2012, the Company filed counterclaims against STI for alleged infringement of certain of the Company’s patents. Of the nine Asserted Patents, all patents are now being reexamined by the U.S. Patent & Trademark Office (“PTO”) at the Company’s request. In view of the reexamination proceedings, the Company requested that the Court stay the litigation pending the final outcome of those reexamination proceedings. On February 27, 2013, the Court granted the Company’s request and stayed the litigation until “final exhaustion of all patent reexamination proceedings, including appeals.” As this litigation is still in its early stages and is currently stayed, the Company believes it is not yet possible to assess the merits of the plaintiff’s claim and or the amount of damages, if any, that could be awarded in the event of an unfavorable outcome.

On March 11, 2013, STI filed a request with the United States International Trade Commission (“ITC”) that the ITC institute an investigation under Section 337 of the Tariff Act of 1930 against the Company, Roku, Inc., and Stanley Black & Decker, Inc., concerning the alleged infringement of five patents (collectively, the “ITC Patents”), three of which were previously asserted in ST Microelectronics Patent Litigation I and two of which are newly asserted patents. STI alleges that certain lnvenSense “MEMS” products and services, including but not limited to InvenSense’s ISZ, IMU, ITG, and MPU product lines, infringe one or more claims of the ITC Patents. STI additionally alleges that certain Roku devices that incorporate certain InvenSense MEMS products, including but not limited to the Roku 2 XS, infringe one or more claims of a subset of the ITC Patents. STI additionally alleges that certain Stanley Black & Decker devices that incorporate certain InvenSense MEMS products, including but not limited to the Black & Decker 4v Max Gyro Rechargeable Screwdriver, infringe one or more claims of a subset of the ITC Patents. On April 10, 2013, the ITC instituted this investigation. All five of the ITC patents are in reexamination or subject to inter partes review by the PTO, at the request of the Company. The Company intends to contest this investigation vigorously. On April 30, 2013, the Company filed a request with the ITC to stay proceedings pending final reexamination and inter partes review of the ITC patents. As this investigation is still in its early stages, the Company believes it is not yet possible to assess the merits of the Complainant’s claim.

On March 12, 2013, STI filed a patent infringement complaint in the Northern District of California against the Company, alleging infringement of the two patents that were newly asserted in the ITC Investigation (collectively, the “Newly Asserted Patents”) that were not previously asserted in ST Microelectronics Patent Litigation I. STI alleges that certain lnvenSense MEMS products and services, including but not limited to InvenSense’s ISZ, IMU, ITG, and MPU product lines, infringe one or more claims of the Newly Asserted Patents. The Company intends to contest the case vigorously. On April 11, 2013, before the Company was required to respond to the Complaint, the Company requested that the Court stay the litigation, as required by statute, in view of the co pending investigation in the ITC of the Newly Asserted Patents. On April 16, 2013, the Court granted the Company’s request, staying the litigation until the determination of the ITC becomes final. As this litigation is still in its early stages and is currently stayed, the Company believes it is not yet possible to assess the merits of the plaintiff’s claim and or the amount of damages, if any, that could be awarded in the event of an unfavorable outcome.

On May 14, 2013, the Company announced that it brought a lawsuit against STI in federal court in the Eastern District of Texas (Marshall, Texas), alleging that STI infringes three of the Company’s patents. The Company seeks to prevent STI’s unauthorized use of the Company’s patents and to be awarded monetary damages.

The Company indemnifies certain customers, distributors, suppliers and subcontractors for attorney fees and damages and costs awarded against such parties in certain circumstances in which the Company’s products are alleged to infringe third-party intellectual property rights, including patents, registered trademarks or copyrights. Indemnification costs are charged to operations as incurred. There were no indemnification costs for fiscal year 2013, fiscal year 2012 and fiscal year 2011.

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

Additional information required by this Item 1 are incorporated by reference in Item 6, “Selected Financial Data”, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Our success depends in part upon our ability to protect our intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, copyrights, trademarks and trade secrets in the United States and in selected foreign countries where we believe filing for such protection is appropriate. Our ability to use and prevent others from using our patented fabrication platform, which is the subject of several patents and patent applications, is crucial to our success. Effective patent, copyright, trademark and trade secret protection may be unavailable, limited or not applied for in some countries. Some of our products and technologies are not covered by any patent or patent application. We cannot guarantee that:

•	any of our present or future patents or patent claims will not lapse or be invalidated, circumvented, challenged or abandoned;

•	our intellectual property rights will provide competitive advantages to us;

•	our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will not be limited by our agreements with third parties;

•	any of our pending or future patent applications will be issued or have the coverage originally sought;

•	our intellectual property rights will be enforced in jurisdictions where legal protection may be weak;

•	third parties will not infringe our key intellectual property, and specifically, our patented fabrication platform;

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

The semiconductor and MEMS industries are characterized by companies that hold large numbers of patents and other intellectual property rights and that vigorously pursue, protect and enforce intellectual property rights. STMicroelectonics, Inc., our most significant competitor, has filed two lawsuits and an action before the United

States International Trade Commission asserting that several of our products infringe its patents, which are ongoing. A third party asserted in litigation that our z axis gyroscope infringes a patent held by it. This matter was resolved. Another competitor has made generalized assertions of potential infringement and we have met with it to discuss the matter. In the future other third parties may assert against us and our customers and distributors their patent and other intellectual property rights to technologies that are important to our business.

Claims that our products, processes or technology infringe third-party intellectual property rights, regardless of their merit or resolution, have been, and may continue in the future to be, costly to defend or settle and could divert the efforts and attention of our management and technical personnel. In addition, many of our customer and distributor agreements, including our agreement with our largest customer, require us to indemnify and defend our customers or distributors, as applicable, from third-party infringement claims and pay damages in the case of adverse rulings. Claims of this sort also could harm our relationships with our customers or distributors and might deter future customers from doing business with us. We do not know whether we will prevail in the current proceedings to which we are a party or in any future proceedings given the complex technical issues involved and the inherent uncertainties in intellectual property litigation. If any such proceedings result in an adverse outcome, we could be required to:

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

We rely on our ecosystem partners to enhance our product offerings and our inability to continue to develop or maintain these relationships in the future would harm our ability to remain competitive.

Our strategy is to work closely with third parties, which we refer to as ecosystem partners, including developers of operating systems such as Android, developers of motion sensing applications, and manufacturers of semiconductors with complementary functionality such as micro-controllers, application processors, and other sensors, in order to add features and improve time-to-market for customers, thereby taking advantage of our unique capabilities and encouraging potential customers to adopt our solutions. Continued growth in adoption of motion tracking solutions depends in part on activities of these ecosystem partners supporting the development of systems and applications that can fully utilize the capabilities of our products. If we are not able to maintain and develop our relationships with these third parties our ability to compete could be harmed.

To date, a significant amount of our net revenue has been attributable to demand for our products used in handheld devices, including smartphones, tablet devices and video gaming. The markets for these products may decline or remain flat. Even if these markets grow, such growth may not benefit the products that incorporate our products. Any of these potential developments could have a material adverse effect on our business, net revenue and operating results.

We derive a significant amount of our net revenue from our products used in handheld devices, including smartphones and tablet devices, and historically we have derived significant revenue from video gaming. Future generations of these products may not adopt motion interface at all or, if they do, may use our competitors’ products, internally developed solutions or alternative technologies not based on MEMS sensors. If we are not successful in obtaining design wins in new generations of these products or, if these products that incorporate our products are not successful, our net revenue and operating results will decline. If we achieve design wins, these markets or the markets for specific products incorporating our solutions may not continue to grow or may decline for a number of reasons outside of our control, including competition among companies and market saturation.

Additionally, these markets are subject to volatility from changes in the macroeconomic environment as well as industry specific trends, such as trends resulting from announcements by one of the major companies in these markets. Any decline or volatility in these overall markets could cause our net revenue and operating results to fall short of expectations or decline.

We currently depend on a limited number of customers for a material portion of our net revenue, and the loss of, or a substantial reduction in orders from these customers would significantly reduce our net revenue and adversely impact our operating results

We expect that sales to these customers will continue to account for a substantial portion of our net revenue for the foreseeable future. The loss of, or a substantial reduction in orders from, any of these customers would have a significant negative impact on our business and our operating results. For fiscal 2013 three customers accounted for 24%, 18% and 11% of total net revenue. For fiscal 2012 three customers accounted for 31%, 15% and 12% of total net revenue.

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

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards, and rapid technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance, integration and reliability and meet the cost expectations of our customers. A key element of our product strategy is to integrate additional sensors and motion interface functionality into our products, and to reduce the size and power consumption of products providing a given level of functionality. For instance, the nine-axis MPU-9250 combines our three-axis MEMS gyroscope, three-axis MEMS accelerometer, with a third-party three-axis e-compass, MotionFusion technology and MotionApps platform in a 3x3mm package which is 45% smaller than the package of our previous nine-axis product, and consumes substantially less power. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render our existing or future products obsolete.

Our failure to anticipate or timely develop new or enhanced products or technologies in response to technological change could result in decreased net revenue and our competitors achieving more design wins. In particular, we may experience difficulties with product design, manufacturing or marketing that could delay or prevent our development, introduction or marketing of new or enhanced products, including products with higher levels of sensor integration such as our nine-axis device, which has not yet commenced production in commercial quantities. If we fail to introduce new or enhanced products with potentially greater integration that meet the needs of our customers, or penetrate new markets, in a timely fashion, we will lose market share and our operating results will be adversely affected.

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

Other than applications in smartphones and tablet devices and in the video gaming market, where we have historically derived the significant majority of our net revenue, to date, our MotionTracking devices have been employed in a limited number of other applications, such as digital still and video cameras, digital television and set-top box remote controls, 3D mice and remote-controlled toys. Our future net revenue growth, if any, will depend on our ability to expand sales in our current markets, develop new customers and penetrate new markets. If new markets do not develop as we currently anticipate, or if we are unable to penetrate new markets successfully, our net revenue and net revenue growth rate could be materially and adversely affected.

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

The process of identifying potential new customers, developing their interest in our products, moving through their design cycle, obtaining a design win, obtaining purchase orders and entering into volume production is extremely time consuming. We compete during our customers’ product design and planning processes to achieve “design wins,” which refers to a customer’s decision to include one of our solutions in its products under development. These selection processes can be lengthy and time-sensitive and can require us to invest significant time and effort. Our products may not be selected during a customer’s design process, and we may not generate net revenue despite incurring expenses and devoting significant resources to achieving a design win. Because the life cycles for our customers’ products can last several years and changing suppliers involves significant cost, time, effort and risk, our failure to be selected in a competitive design process can result in our foregoing net revenue from a given customer’s product line for the life of that product.

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

Manufacturing yields for our products are a function of product design, which is developed largely by us, and process technology, some of which is proprietary to our foundries. Low yields may result from either product design or process technology failures. We do not know whether a yield problem exists until our products are manufactured based on our design. When a yield issue is identified, the product is analyzed and tested to determine the cause. As a result, yield deficiencies may not be identified until well into the production process. Resolution of yield problems requires cooperation among, and communication between, us and our foundries. Because of our potentially limited access to wafer foundry capacity, decreases in manufacturing yields could result in an increase in our costs, cause us to fail to meet product delivery commitments and force us to allocate our available product supply among end customers. Lower than expected yields could harm our operating results, our customer relationships and our reputation.

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

If we do not achieve continued tax benefits as a result of our corporate restructuring completed in fiscal year 2011, our financial condition and operating results could be adversely affected.

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

Based on share ownership as of March 31, 2013, our executive officers and directors and their affiliates beneficially own or control, directly or indirectly, an aggregate of 23,746,260 shares, or 28%, of our common stock (including 598,680 shares of common stock subject to outstanding options and warrants exercisable within 60 days of March 31, 2013). This concentrated control limits shareholder ability to influence some corporate matters and could result in some corporate actions that our other stockholders do not view as beneficial, such as failure to approve change of control transactions that could offer holders of our common stock a premium over the market value of our company. As a result, the market price of our common stock could be adversely affected.

Due to our limited operating history, we may have difficulty in accurately predicting our future net revenue and appropriately budgeting our expenses.

We began doing business in 2003 and did not begin to generate net revenue until the first quarter of fiscal year 2007. For fiscal 2013 three customers accounted for 24%, 18% and 11% of total net revenue. For fiscal 2012 three customers accounted for 31%, 15% and 12% of total net revenue. For fiscal 2011, one customer accounted for 73% of total net revenue. As a result, we have only a limited operating history from which to predict future net revenue from multiple new customers and new markets. This limited operating experience, combined with the rapidly evolving nature of the markets in which we sell our products, substantial uncertainty concerning how these markets may develop, the rate of adoption of our products in these new markets and other factors beyond our control, reduces our ability to accurately forecast quarterly or annual net revenue. We are currently expanding our staffing, implementing new internal systems, and increasing our expense levels in anticipation of future growth. If our net revenue does not increase as we expect relative to the growth of our operating expenses, our operating margins could be negatively affected or we could incur significant losses.

We may not sustain our growth rate, and we may not be able to manage any future growth effectively.

We have experienced significant growth in a short period of time. Our net revenue increased from $29.0 million in fiscal year 2009 to $79.6 million, $96.5 million, $153 million and $208.6 million in fiscal years 2010, 2011, 2012 and 2013, respectively. We may not achieve similar growth rates in future periods. Our operating results for any prior quarterly or annual period should not be relied on as an indication of our future operating performance. If we are unable to maintain adequate net revenue growth, our financial results could suffer and our stock price could decline.

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

Maintaining adequate internal financial and accounting controls and procedures to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We have established processes, controls and procedures that will allow our management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting when required to do so under the rules adopted by the Securities and Exchange Commission, or SEC, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404. In the past, we have experienced material weaknesses in our internal control over financial reporting. While we have remediated these material weaknesses, there are no assurances that similar or new material weaknesses will not occur. We periodically review the effectiveness of our internal controls and procedures with a continuous improvement philosophy.

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

Currently, our wafer sort, final test and shipping operations, as well as the facilities of our third-party wafer manufacturing and assembly suppliers, are located in Singapore, Taiwan and Thailand. Our largest customers are based in Japan and Korea. We have sales and support centers in China, Japan, the Republic of Korea, United Arab Emirates and Taiwan. In addition, our headquarters are located in Northern California. Thailand, Taiwan, the Republic of Korea and Japan are susceptible to earthquakes, tsunamis, typhoons, floods and other natural disasters, and have experienced severe earthquakes, typhoons and floods in recent years that caused significant property damage and loss of life. The Northern California area is also subject to significant risk of earthquakes.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expense was $19.7 million for fiscal year 2012 and $24.6 million for fiscal year 2013, and we anticipate that research and development expense will increase in the future. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

The development of our products is highly complex. We have experienced delays in completing the development and introduction of new products and product enhancements, and we could experience delays in the future. Unanticipated problems in developing products could also divert substantial engineering resources, which may impair our ability to develop new products and enhancements and could substantially increase our costs. Furthermore, we may expend significant amounts on research and development programs that may not ultimately result in commercially successful products. As a result of these and other factors, we may be unable to develop and introduce new products successfully and in a cost-effective and timely manner, and any new products we develop and offer may never achieve market acceptance. Any failure to successfully develop future products would have a material adverse effect on our business, financial condition and results of operations.

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

Sales to end customers in Asia accounted for 92% of our net revenue in both fiscal year 2013 and fiscal year 2012. In addition, approximately 42% of our employees are located in Asia, and substantially all of our products are manufactured, assembled or tested in Asia. Multiple factors relating to our international operations and to the particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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

The semiconductor and consumer electronics industries are highly cyclical and are characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. These industries experienced a significant downturn as part of the broader global recession in 2008 and 2009. Industry downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. The most recent downturn and any future downturns could have a material adverse effect on our business and operating results. Furthermore, any upturn in the semiconductor or consumer electronics industries could result in increased competition for access to the third-party foundry and assembly capacity on which we are dependent to manufacture and assemble our products. None of our third-party foundry or assembly contractors has provided assurances that adequate capacity will be available to us in the future.

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

Potential future acquisitions or strategic investments may not generate the results expected and could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.

As part of our business strategy, we may pursue acquisitions of, or strategic investments into, companies, technologies and products that we believe could accelerate our ability to compete in our core markets or allow us to enter new markets. If we fail to manage the pursuit, consummation and integration of acquisitions effectively, our business could suffer. In addition, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such transactions, and we may incur costs in excess of what we anticipate. Such transactions may involve numerous risks, any of which could harm our business, including:

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

•	risks associated with entering new markets in which we have limited or no experience;

•	potential loss of key employees, customers and strategic alliances from either our current business or the acquired company’s business;

•	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the acquired company’s products;

•	inability to generate sufficient revenue and profitability to offset acquisition costs;

•	equity-based acquisitions may have a dilutive effect on our stock; and

•	inability to successfully consummate transactions with identified acquisition or investment candidates.

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

Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. As of March 31, 2013, we had approximately 85.0 million shares of common stock outstanding, of which approximately 23.1 million shares were held by executive officers, directors or their affiliates and may be subject to volume and manner of sale restrictions of Rule 144 of the Securities Act. Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.

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

Compliance with new regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain metals used in manufacturing our products.

Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), requires the SEC to promulgate new disclosure requirements for manufacturers of products containing certain minerals which are mined from the Democratic Republic of Congo and adjoining countries. Manufacturers are also required to disclose their efforts to prevent the sourcing of such “conflict minerals” and metals produced by that country. While the new disclosure rules will not take effect until May 2014, the implementation of these new regulations may limit the sourcing and availability of some of the metals used in the manufacture of our products and may affect our ability to obtain products in sufficient quantities or at competitive prices. We may also incur significant costs for due diligence to determine whether “conflict minerals” are used in our products and, if so, the sources of those materials.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located at 1197 Borregas Avenue in Sunnyvale, California in a facility consisting of approximately 51,000 square feet of office space under a lease that expires July 2013. Our corporate headquarters facility accommodates our product design, software engineering, sales, marketing, operations, finance, and administrative activities. On May 16, 2013 we signed a new non-cancelable operating lease for our corporate headquarter consisting initially of approximately 71,000 square feet and expanding to 130,000 square feet of office space over the term of the lease, that expires December 2019 and is located at 1745 Technology Drive, San Jose, California. We also occupy space in Hsinchu, Taiwan, under a lease that expires in December 2014, which serves as our wafer-sort and testing facility. We also lease sales and support offices in China, Japan, the Republic of Korea, and the United Arab Emirates. We currently do not own any real estate or facilities. We believe that our leased facilities are adequate to meet our current needs and expect to be able to lease additional or alternative facilities to meet our future needs. Operating leases consist of contractual obligations from agreements for non-cancelable office space. Purchase obligations consist of the minimum purchase commitments made to contract manufacturers.

Item 3.	Legal Proceedings.

Information with respect to this item may be found in Legal Proceedings in Item 1 Business, included in this Annual Report on Form 10-K, which information is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol “INVN” since November 16, 2011. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the NYSE:

	High	Low
Year Ending April 1, 2012:
Third Quarter (from November 16, 2011)	$11.85	$8.25
Fourth Quarter	$22.35	$9.79
Year Ending March 31, 2013:
First Quarter	$19.55	$9.06
Second Quarter	$14.25	$9.12
Third Quarter	$12.98	$9.52
Fourth Quarter	$15.96	$10.20

As of March 31, 2013, we had approximately 24 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following graph shows a comparison of the cumulative total return for our common stock, the S&P 500 Index and the NYSE Composite Index from November 16, 2011 (the date our common stock commenced trading on the NYSE) through March 31, 2013. Such returns are based on historical results and are not intended to suggest future performance. Data for the S&P 500 Index and the NYSE Composite Index assume reinvestment of dividends.

InvenSense Inc.

Total Return Performance

InvenSense Inc., S&P 500 Composite Index and the NYSE Composite Index

	Period Ending
	11/16/2011	1/1/2012	4/1/2012	7/1/2012	9/30/2012	12/30/2012	3/31/2013
InvenSense Inc.	100.0	133.0	241.0	151.0	159.0	146.0	142.0
S&P 500 Composite Index	100.0	102.0	114.0	110.0	116.0	113.0	127.0
NYSE Composite Index	100.0	101.0	111.0	106.0	112.0	113.0	123.0

Item 6.	Selected Financial Data.

We have derived the selected consolidated statement of income data for the fiscal years ended 2013, 2012 and 2011, respectively, and selected consolidated balance sheet data as of the March 31, 2013 and April 1, 2012, from our audited Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K. We have derived the statement of income data for the fiscal years prior to fiscal year 2011, and selected consolidated balance sheet data prior to April 1, 2012, from our audited Consolidated Financial Statements and related Notes not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any future period. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Income Data:

	Fiscal Years
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Net revenue	$208,634	$152,967	$96,547	$79,556	$29,025
Cost of revenue(1)	97,937	67,571	43,647	36,073	15,548

Gross profit	110,697	85,396	52,900	43,483	13,477
Operating expenses:
Research and development(1)	24,648	19,672	15,826	13,085	8,545
Selling, general and administrative(1)	29,391	18,710	15,596	8,427	4,632

Total operating expenses	54,039	38,382	31,422	21,512	13,177
Income from operations	56,658	47,014	21,478	21,971	300
Other income (expense), net:
Change in fair value of warrant liabilities(2)	—	—	(4,025)	(6,363)	—
Other income (expense), net	348	138	31	(67)	(66)

Other income (expense) - net	348	138	(3,994)	(6,430)	(66)
Income before income taxes	57,006	47,152	17,484	15,541	234
Income tax provision	5,301	10,205	8,137	399	38

Net income(3)	51,705	36,947	9,347	15,142	196
Net income allocable to convertible preferred stockholders(3)	—	20,618	7,716	12,150	196

Net income allocable to common stockholders(3)	$51,705	$16,329	$1,631	$2,992	$—

Net income per common share allocable to common stockholders:
Basic	$0.62	$0.39	$0.09	$0.18	$—

Diluted	$0.59	$0.37	$0.08	$0.17	$—

Weighted average shares outstanding in computing net income per share allocable to common stockholders:
Basic	82,738	41,614	17,592	16,542	15,430

Diluted	87,359	47,011	22,202	20,867	17,519

(1)	Includes stock-based compensation expense as follows:

	Fiscal Years
	2013	2012	2011	2010	2009
	(in thousands)
Cost of revenue	$649	$325	$261	$233	$68
Research and development	2,753	1,474	946	536	184
Selling, general and administrative	5,117	1,889	983	537	258

Total stock-based compensation expense	$8,519	$3,688	$2,190	$1,306	$510

(2)	Refers to the change in fair value of our warrants as required by ASC 815-40-15. Please see Note 5 to our Consolidated Financial Statements for an additional explanation of the change in fair value of warrant liabilities.

(3)	Please see Note 1 to our Consolidated Financial Statements for an explanation of the method used to calculate net income allocable to convertible preferred stockholders and net income allocable to common stockholders, including the method to calculate the number of shares used in the computation of the per share amounts.

Consolidated Balance Sheet Data:

	As of
	March 31, 2013	April 1, 2012	April 3, 2011	March 28, 2010	March 28, 2009
	(in thousands)
Cash and cash equivalents	$100,843	$153,643	$28,795	$22,394	$19,946
Short-term investments	$77,040	$4,129	$9,280	$12,875	$—
Working capital	$222,828	$172,931	$54,285	$36,873	$20,946
Long-term investments	$22,442	$—	$—	$2,008	$—
Total assets	$279,094	$193,318	$70,746	$54,450	$34,545
Total debt, including current portion	$22	$50	$34	$349	$1,107
Convertible preferred stock	$—	$—	$50,241	$38,364	$39,192
Common stock	$158,108	$136,792	$5,762	$2,855	$1,250
Total stockholders’ equity	$249,947	$176,877	$59,141	$35,000	$19,751

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements for the year ended March 31, 2013 and the Notes to those statements included elsewhere in this Annual Report on Form 10-K.

Business Overview

We are the pioneer and a global market leader in devices for the motion interface market that detect and track an object’s motion in three-dimensional space. Our MotionTracking devices combine micro-electro-mechanical system, or (MEMS) motion sensors, such as accelerometers, gyroscopes and compasses, with mixed-signal integrated circuits (ICs) and proprietary algorithms and firmware that intelligently process, synthesize and calibrate the output of sensors for use by software applications via an application programming interface (API). Our MotionTracking devices are differentiated by small form factor, high level of integration, performance, reliability and cost effectiveness. While our solutions have broad applicability, we currently target consumer electronics applications such as smartphones and tablets, console and portable video gaming devices, digital still and video cameras, smart TVs (including digital set-top boxes, televisions and multi-media HDDs), navigation devices, toys, and health and fitness accessories. We utilize a fabless model, leveraging current CMOS and MEMS foundries and semiconductor packaging supply chains.

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

The history of our product development and sales and marketing efforts is, on a calendar year basis, as follows:

•

From our inception in 2003 through 2005, we were primarily engaged in the design and development of our analog gyroscopes. In this period, we also developed and refined our fabrication process, which we refer to as our patented fabrication platform.

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

•	In 2012, we introduced our nine-axis MPU-9150 Motion-Processor to selected customers, targeted for the smartphone, tablet, gaming controller and wearable sensor markets.

•	In 2012, we also introduced our MPU-3300, a single-chip, high performance integrated 3-axis gyroscope for industrial applications.

•	In 2012, we also introduced the MPU- 6500, the Company’s next-generation 6-axis MotionTracking device for smartphones, tablets, wearable sensors, and other consumer markets.

•

In January 2013, we introduced the MPU-9250, an integrated accelerometer, gyroscope, compass in a 3x3x1mm package with 9.2mW power consumption, ideal for mobile devices, wearable sensors for sports and remote health monitoring, and emerging applications.

•	In February 2013, we introduced the MPU-9350, an integrated accelerometer, gyroscope, and electronic compass in a 3x3x1mm package that has a 28% lower power consumption than its predecessor.

•	In February 2013, we also introduced the ITG-3501, with an industry first 0.75mm height and lowest power consumption of only 5.9mW (3.3mA at 1.8V).

Our net revenue increased to $208.6 million in fiscal year 2013 from $153.0 million in fiscal year 2012 and $96.5 million in fiscal year 2011, respectively. At March 31, 2013, we had $200.3 million in cash, cash equivalents and investments. We achieved positive operating cash flow of $35.3 million for fiscal year 2013 compared to $44.4 million for fiscal year 2012. We achieved net income of $51.7 million, $36.9 million, and $9.3 million in fiscal years 2013, 2012 and 2011, respectively.

Net Revenue

We derive our net revenue from sales of our MotionTracking devices. We primarily sell our products through our worldwide sales organization to manufacturers of consumer electronics devices from whom we have secured a design win. The sale may be executed directly with the manufacturer or via the manufacturer’s supply chain to their designated contract manufacturer. We also sell our products through an indirect channel of distributors that fulfill orders for our products from manufacturers of consumer electronics devices, original design manufacturers and contract manufacturers.

	Fiscal Year
	2013	2012	2011
	(in thousands)
Net revenue	$208,634	$152,967	$96,547

Net revenue for fiscal year 2013 increased by $55.7 million, or 36%, year-over-year, primarily due to higher volume shipments to an expanded customer base, including manufacturers of smartphones, tablet devices and digital television and set-top box remote controls, partially offset by lower volume shipments to gaming manufacturers and by per unit sold average selling price erosion. Total unit shipments for fiscal year 2013 increased by 68% year-over-year. Our overall average unit selling price for fiscal year 2013 decreased 19% year-over-year as a result of the change in our product mix and declines in average selling prices associated with products primarily introduced in prior years. We expect a continued trend of declining unit average selling prices for our products during their life cycles.

Net revenue for fiscal year 2012 increased by $56.4 million, or 58%, year-over-year, primarily due to higher volume shipments to an expanded customer base, including manufacturers of smartphones, tablet devices and digital television and set-top box remote controls. Total unit shipments for fiscal year 2012 increased by 83% year-over-year. Our overall average unit selling price for fiscal year 2012 decreased 13% year-over-year as a result of the change in our product mix and declines in average selling prices associated with products primarily introduced in prior years.

For fiscal 2013 three customers accounted for 24% (Samsung), 18% (Nintendo) and 11% (Quanta) of total net revenue. For fiscal year 2012 three customers accounted for 31% (Nintendo), 15% (HTC) and 12% (Samsung) of total net revenue. For fiscal year 2011, one customer accounted for 73% (Nintendo) of total net revenue. No other customers accounted for more than 10% of total net revenue for fiscal years 2013, 2012 or 2011.

Net Revenue by Target End Market

	Fiscal Year
	2013	2012	2011
	(in thousands)
Smartphone and tablet devices	$147,958	$85,601	$7,279
% of net revenue	71%	56%	8%
Gaming	$38,687	$55,023	$77,673
% of net revenue	19%	36%	80%
Other	$21,989	$12,343	$11,595
% of net revenue	11%	8%	12%

Net revenue growth and contribution to total net revenue for the smartphone/tablet end market in fiscal years 2013 and 2012 reflects significant expansion of the smartphone portion of the handset market, growth in the market for tablet computing devices, and increased adoption of our technologies in those devices during that time period. The net revenue decline and contribution to total net revenue for the gaming end market in fiscal years 2013 and 2012 reflects a declining consumer market for console gaming and shift to mobile device and online gaming during that time period.

Net Revenue by Geographic Region

Region	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(in thousands)
Korea	$69,874	$39,827	$3,536
Japan	65,663	54,754	72,475
Taiwan	39,203	34,040	7,603
United States	16,667	11,916	3,678
China	14,742	11,855	6,929
Rest of world	2,485	575	2,326

	$208,634	$152,967	$96,547

We primarily sell our products directly to customers and distributors in Asia which consists primarily of Korea, Japan, Taiwan and China. Sales into Asia constituted 92% of our net revenue in fiscal year 2013 compared with 92% of our net revenue in fiscal year 2012 and 98% of our net revenue for the fiscal year 2011.

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

Cost of Revenue

Cost of revenue primarily consists of manufacturing, packaging, assembly and testing costs for our products, shipping costs, costs of personnel, including stock-based compensation, warranty costs and write-downs for excess and obsolete inventory.

	Fiscal Year
	2013	2012	2011
	(in thousands)
Cost of revenue	$97,937	$67,571	$43,647
% of net revenue	47%	44%	45%

Cost of revenue for fiscal year 2013 increased by $30.4 million, or 45%, year-over-year, due to an increase in unit sales of our products, partially offset by improvements in our production yields and efficiency.

Cost of revenue for the fiscal year 2012 increased by $23.9 million, or 55%, year-over-year, due to an increase in unit sales of our products, partially offset by improvements in our production yields and efficiency and lower warranty costs.

Gross Profit and Gross Margin

Gross profit is the difference between net revenue and cost of revenue and gross margin is gross profit as a percentage of sales.

We price our products based on market and competitive conditions and periodically reduce the price of our products as market and competitive conditions change. Typically we experience price decreases over the life cycle of our products, which may vary by market and customer. As a result, if we are not able to decrease the cost of our products in line with the price decreases of our products, we may experience a reduction in our gross profit and gross margin. Gross margin has been and will continue to be affected by a variety of factors, including:

•	demand for our products and services;

•	our ability to add new product features to our existing products;

•	the rate of adoption of our products by new markets;

•	product manufacturing cost and yields;

•	write-downs of inventory for excess quantity and technological obsolescence;

•	benefit from sale of previously written down inventories;

•	product mix;

•

erosion of average selling prices, as required by agreements entered into with our customers and in anticipation of competitive pricing pressures, new product introductions by us and our competitors, product end of life programs, and for other reasons;

•	the proportion of our products that are sold through direct versus indirect channels;

•	our ability to attain volume manufacturing pricing from our foundry partners and suppliers; and

•	growth in our headcount and other related costs incurred in our organization.

	Fiscal Year
	2013	2012	2011
	(in thousands)
Gross profit	$110,697	$85,396	$52,900
% of net revenue	53%	56%	55%

Gross profit for fiscal year 2013 increased by $25.3 million, or 30%, year-over-year, due to an increase in unit sales of our products and the favorable effect of the sale of previously written down inventories, partially off-set by decreases in average selling price per unit sold for comparable products. Gross profit as a percentage of sales, or gross margin, decreased on the effect of reductions in average selling price per unit sold for comparable products and changes in product mix sold, partially offset by the benefit of the sale of previously written down inventories for fiscal year 2013 of $3.0 million, or 1.5% of net revenue and by improvements in our production yields and efficiency. We expect gross margins to fluctuate during future periods due to changes in product mix, average unit selling prices, manufacturing costs, manufacturing yields and levels of product demand.

Gross profit for the fiscal year 2012 increased by $32.5 million, or 61%, year-over-year, due to higher volume shipments of our products to an expanded customer base, including manufacturers of smartphones, tablet devices and digital television and set-top box remote controls, year-over-year improvements in our production yields and efficiency, and lower warranty costs in fiscal year 2012. Gross profit as a percentage of sales, or gross margin, also increased due to improvements in our production yields and efficiency, partially offset by a write-down of inventory related to excess and obsolete material for fiscal year 2012 of $2.2 million, or 1.4% of net revenue.

Research and Development

Research and development expense primarily consists of personnel related expenses (including employee cash compensation and benefits, and stock-based compensation), intellectual property license costs, reference design development costs, development testing and evaluation costs, depreciation expense and allocated occupancy costs. Research and development activities include the design of new products, refinement of existing products and processes and design of test methodologies, including hardware and software to ensure compliance with required specifications. All research and development costs are expensed as incurred. We expect our research and development expenses to increase on an absolute basis as we continue to expand our product offerings and enhance existing products.

	Fiscal Year
	2013	2012	2011
	(in thousands)
Research and development	$24,648	$19,672	$15,826
% of net revenue	12%	13%	16%

Research and development expense for fiscal year 2013 increased by $5.0 million, or 25%, year-over-year. The increase was primarily attributable to a $1.9 million increase in employee cash compensation and benefits costs due to an increase in the number of employees, a $1.3 million increase in stock-based compensation expense due to an increase in the number of employees, and a $0.9 million increase in mask and foundry expenses. Research and development headcount was 118 at the end of fiscal year 2013 and 109 at the end of fiscal year 2012. Additions to headcount primarily supported expansion of new product and future technology development activities.

Research and development expense for fiscal year 2012 increased by $3.8 million, or 24%, year-over-year. The increase was primarily attributable to a $2.1 million increase in employee cash compensation and benefits costs due to an increase in the number of employees, a $0.9 million increase in mask and foundry expenses, a $0.5 million increase in outside service costs and a $0.5 million increase in stock-based compensation expense due an increase in the number of employees. Research and development headcount was 109 at the end of fiscal year 2012 and 83 at the end of fiscal year 2011. Additions to headcount primarily supported expansion of new product development activities.

Selling, General and Administrative

Selling, general and administrative expense primarily consists of personnel related expenses (including employee cash compensation and benefits, and stock-based compensation), sales commissions, field application engineering support, travel costs, professional and consulting fees, legal fees, depreciation expense and allocated occupancy costs. We expect selling, general and administrative expenses to increase on an absolute basis in the future as we expand our sales, marketing, finance and administrative personnel, and we incur additional expenses associated with operating as a public company.

	Fiscal Year
	2013	2012	2011
	(in thousands)
Selling, general and administrative	$29,391	$18,710	$15,596
% of net revenue	14%	12%	16%

Selling, general and administrative expense for fiscal year 2013 increased by $10.7 million, or 57%, year-over-year. The increase was primarily attributable to a $3.4 million increase in employee cash compensation and benefits costs due to an increase in the number of employees, a $3.2 million increase in stock-based compensation driven by an increase in the number of employees, a $2.5 million increase in legal costs due primarily to patent litigation activities, and a $0.8 million increase in outside service costs. Executive separation costs of $0.8 million were included in employee compensation and benefits costs and executive separation costs of $0.6 million were included in stock-based compensation costs. Selling, general and administrative headcount increased to 102 at the end of fiscal year 2013 from 88 year-over-year. Additions to headcount primarily supported expanded geographic, customer and market opportunities for our products.

Selling, general and administrative expense for fiscal year 2012 increased by $3.1 million, or 20%, year-over-year. The increase was primarily attributable to a increase in employee cash compensation and benefits costs of $2.4 million resulting from increased headcount, increased stock-based compensation expense of $0.9 million due to increased headcount and increased facilities and infrastructure cost of $0.5 million, partially offset by the write-off of deferred offering costs of $1.4 million in the third quarter of fiscal year 2011. Selling, general and administrative headcount increased to 88 at the end of fiscal year 2012 from 71 year-over-year. Additions to headcount primarily supported expanded geographic, customer and market opportunities for our products.

Income From Operations

	Fiscal Year
	2013	2012	2011
	(in thousands)
Income from operations	$56,658	$47,014	$21,478
% of net revenue	27%	31%	22%

Income from operations for fiscal year 2013 increased by $9.6 million, or 21%, year-over-year, primarily due to increased gross profit of $25.3 million partially offset by higher operating expenses of $15.7 million. As a percentage of net revenues, income from operations decreased by 4%.

Income from operations for fiscal year 2012 increased by $25.5 million, or 119%, year-over-year, primarily due to increased unit shipments, increased gross profit and lower operating expenses as a percentage of sales.

Other Income (Expense), Net

	Fiscal Year
	2013	2012	2011
	(in thousands)
Change in fair value of warrant liabilities	$—	$—	$(4,025)
Other income, net	348	138	31

Other income (expense), net	$348	$138	$(3,994)

% of net revenue	—%	—%	4%

Other income (expense), net increased by $0.2 million, or 152%, for fiscal year 2013 compared to fiscal year 2012. The increase in other income (expense) was primarily due to increased interest income of $0.4 million on higher investment balances, off-set by decreases in gains on sale of fixed assets compared to fiscal year 2012.

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

Income Tax Provision

The provision for income taxes consists of our estimated Federal, State and foreign income taxes based on our pre-tax income. Our provision differs from the federal statutory rate primarily due to foreign tax differentials, research and development tax credits, and expenses that are not deductible such as certain stock based compensation.

	Fiscal Year
	2013	2012	2011
	(in thousands)
Income tax provision	$5,301$	10,205	$8,137
% of income before income taxes	9%	22%	47%

In fiscal year 2013, we recorded an income tax provision of $5.3 million compared to an income tax provision of $10.2 million for fiscal year 2012. The difference between fiscal year 2013 compared to fiscal year 2012, was primarily due to a lower effective tax rate resulting from foreign rate differentials, increased research and development tax credits and stock-based compensation deductions. In addition, during fiscal year 2013, we also changed our estimate of earnings attributable to our domestic versus foreign operations earned for the fiscal year. As a result of an increase in the amount of earnings attributable to foreign jurisdictions with lower tax rates, we adjusted our tax provision in fiscal year 2013 to reflect these new estimates; to the extent that the adjustments related to prior periods, the income tax impact was recorded in the third quarter of fiscal year 2013 and is a component of our annual effective tax rate. The impact of recording this change in estimate, along with the results of operations for the 2013 fiscal year, gave rise in fiscal year 2013 to an income tax benefit of $2.2 million.

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

The provision for income tax differs from the amount computed by applying the federal statutory tax rate to income before income taxes as follows:

	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
Income tax provision at the federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	—	—	—
Research and development credits	(2.1)	(1.0)	(2.0)
Foreign tax rate differential	(25.8)	(14.7)	(0.4)
Non deductible stock compensation	2.2	2.3	3.7
Change in fair value of warrant liabilities	—	—	8.1
Change in valuation allowance	—	—	2.4
Other	—	—	(0.3)

Effective tax rate	9.3%	21.6%	46.5%

Net Income

	Fiscal Year
	2013	2012	2011
	(in thousands)
Net income	$51,705	$36,947	$9,347
% of net revenue	25%	24%	10%

Net income for fiscal year 2013 increased by $14.8 million, or 40%, year-over-year, primarily due to increased unit shipments, increased gross profit and a lower effective tax rate.

Net income for fiscal year 2012 increased by $27.6 million, or 295%, year-over-year, primarily due to increased unit shipments, increased gross profit, the absence of charges related to warrants to purchase preferred stock and a decrease in the effective tax rate.

Quarterly Results of Operations and Seasonality

Tables setting forth our unaudited consolidated statements of operations for each quarter of fiscal years 2013, 2012 and 2011, may be found in Note 7, Quarterly Financial Data (Unaudited), in our Notes to Consolidated Financial Statements included later in this Annual Report on Form 10-K, which information is incorporated herein by reference. The quarterly data have been prepared on the same basis as the audited Consolidated Financial Statements and related Notes included later in this Annual Report on Form 10-K and include all adjustments consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the financial information set forth below.

Sales of video gaming consoles, portable video gaming devices and certain smartphone and tablet models tend to be weighted towards holiday periods. As a result, historically, our customers in this market tend to increase production of products incorporating our solutions in the first and second quarters of our fiscal year in order to build inventories. Sales of our products tend to correspondingly increase during these periods and to be lower in the third and fourth quarters of the fiscal year. We expect this seasonality to continue in future periods, although we expect the magnitude of this seasonality to decrease as we increase sales to manufacturers of smartphones and tablet devices relative to sales to gaming manufacturers. We believe the quarterly sales progression for smartphones and tablet devices is less subject to seasonality due to the fact that end customer demand is also driven by upgrade cycles that typically occur throughout the year. In addition, the impact of new product introductions and overall macroeconomic trends can mitigate the impact of seasonality. We have limited visibility into future customer demand and the product mix that our customers will require, which could adversely affect our net revenue forecasts and operating margins.

In addition to the impact of competitive pricing pressures, we have also experienced fluctuations in gross profit generally due to variability in our quarterly net revenue as well as manufacturing cost efficiencies which can be influenced by fluctuations in manufacturing process yields as well as introductions of new less expensive to manufacture products. Our products are manufactured by third-party manufacturers according to our estimates of future customer demand, of which we have limited visibility. If we inaccurately forecast demand for our products, we may be unable to obtain adequate and cost-effective foundry or assembly capacity from our third-party manufacturers to meet our customers’ delivery requirements, or we may accumulate excess inventories, which could adversely impact our gross margins.

Our operating expenses generally increased over the twelve quarters in fiscal years 2013, 2012 and 2011 in absolute dollars primarily as a result of our increase in headcount related to our investment in the development of new products and our corporate infrastructure to support higher levels of sales and to operate as a public company.

We base our planned operating expenses on our expectations of future net revenue. If net revenue for a particular quarter is lower than expected, we may be unable to proportionately reduce our operating expenses. As a result, we believe that period-to-period comparisons of our past operating results should not be relied upon as an indication of our future performance.

Financial Condition, Liquidity and Capital Resources

Since our inception, our operations have been financed primarily by net proceeds of $50.2 million from the issuance of shares of our preferred stock, net proceeds of $75.2 million from the issuance of shares in public offerings and $35.3 million, $44.4 million and $7.9 million in cash generated from operations in fiscal years 2013, 2012 and 2011, respectively. As of March 31 2013, we had $200.3 million of cash, cash equivalents and investments. Although the majority of our sales in fiscal years 2013, 2012 and 2011 were generated from a limited number of customers, we increased the number of total customers and the volume of sales to those customers during fiscal years 2013, 2012 and 2011. We expect that trend to continue as the markets for our products develop.

We believe our current cash, along with net cash provided by operating activities, will be sufficient to satisfy our liquidity requirements for the next 12 months. We also believe our current cash, along with net cash provided by operating activities position us to pursue value-creating acquisitions if opportunities arise. Our liquidity may be negatively impacted as a result of a decline in sales of our products due to a decline in our end markets, decrease in sales of our customers’ products in the market, or adoption of competitors’ products. Additionally, $60.7 million of the $100.8 million of cash and cash equivalents was held by our foreign subsidiaries as of March 31, 2013. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the United States, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

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

Our “Cash and cash equivalents” balance decreased by $52.8 million during the year ended March 31, 2013, primarily due to the purchase of short-term and long-term investments. The change in cash and cash equivalents for Fiscal 2013, 2012 and 2011 was as follows:

	Fiscal Year
	2013	2012	2011
Net cash provided by operating activities	$35,270	$44,422	$7,952
Net cash (used in) provided by investing activities	(100,346)	2,837	3,437
Net cash (used in) provided by financing activities	12,276	77,589	(4,988)

Net (decrease) increase in cash and cash equivalents	$(52,800)	$124,848	$6,401

Total cash and cash equivalents accounted for 36% and 79% of total assets at March 31, 2013 and April 1, 2012.

Net Cash Provided by Operating Activities

Net cash provided by operating activities in fiscal year 2013 of $35.3 million primarily reflected net income of $51.7 million, and non-cash expenses of $10.2 million, partially off-set by a net increase in operating assets and liabilities of $26.6 million consisting primarily of an increase in “Accounts receivable” of $18.2 million, an increase in “Prepaid expenses and other current assets” of $9.6 million, and an increase in “Inventories” of $11.5 million, partially off-set by an increase in “Accounts payable” of $7.6 million and an increase in “Accrued liabilities” of $4.1 million. The movements in working capital were primarily based on the changes in “Accounts receivables, “Prepaid and other current assets” and inventories resulting from our increase in sales volume. Non-cash expenses of $10.2 million consisted primarily of depreciation and amortization of $2.0 million and stock-based compensation of $8.5 million, partially off-set by $0.3 million change in deferred income taxes.

The $18.2 million increase in “Accounts receivable” principally relates to increased gross billings to distributors and OEMs, associated with an upward trend in demand in the fourth quarter of fiscal year 2013 compared with the same period in fiscal year 2012.

The $9.6 million increase in “Prepaid expenses and other current assets” was primarily attributed to higher advances to vendors, income tax receivable and prepaid expenses.

The $11.5 million increase in “Inventories” was attributable to increased production of products partially offset by lower inventory reserves in the fourth quarter of fiscal year 2013 compared with the same period in fiscal year 2012.

The $7.6 million increase in “Accounts payable” was due primarily to higher inventory receipts to support the increased production of products along with the timing related to the payment of trade accounts.

The $4.1 million increase in “Accrued liabilities” is due primarily to an increase in income tax reserves and accrued former CEO separation costs, partially offset by lower accrued bonuses.

Net cash provided by operating activities in fiscal year 2012 of $44.4 million primarily reflected net income of $36.9 million, non-cash expenses of $4.8 million and a net decrease in operating assets and liabilities of $2.6 million consisting primarily of a decrease in “Inventory” of $3.0 million, and an increase in “Accrued liabilities” of $5.6 million partially offset by an increase in “Accounts receivable” of $2.2 million, an increase in “Prepaid and other current assets” of $1.0 million, an increase in “Other assets” of $1.4 million and a decrease in “Accounts payable” of $1.2 million. The movements in working capital were primarily based on the changes in accounts receivables resulting from our increase in sales volume, a decrease in inventory due to our inventory reduction efforts and an increase in other accrued liabilities driven by an increase in headcount. Non-cash expenses of $4.8 million consisted primarily of depreciation and amortization of $2.0 million and stock-based compensation of $3.7 million.

Net cash provided by operating activities in fiscal year 2011 of $7.9 million primarily reflected net income of $9.3 million, non-cash expenses of $8.6 million and an increase in “Accounts payable” and “Accrued liabilities” of $3.4 million and $1.1 million, respectively, offset by an increase in “Accounts receivable” and “Inventories” of $4.6 million and $10.9 million, respectively. The movements in working capital were primarily based on the changes in “Accounts receivables”, “Inventory” and “Accounts payable” resulting from our increase in sales volume and an increase in other accrued liabilities driven by an increase in headcount. The non-cash expenses of $8.6 million consisted primarily of depreciation and amortization of $1.8 million, stock-based compensation of $2.2 million and the revaluation of warrants of $4.0 million.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities in fiscal year 2013 of $100.3 million primarily reflected the purchase of property and equipment of $5.1 million, and the purchase of available-for-sale investments of $116.3 million, partially off-set by the sale and maturity of available-for-sale investments of $21.0 million.

Net cash provided by investing activities in fiscal year 2012 of $2.8 million primarily reflected the purchase of property and equipment of $2.5 million and includes the sale of available for sale investments of $15.2 million and the purchase of available for sale investments of $10.0 million.

Net cash provided by investing activities for fiscal year 2011 of $3.5 million included proceeds from the maturity of short-term investments of $15.7 million, partially offset by purchases of property and equipment of $2.2 million and purchases of short-term investments of $10.1 million.

Net Cash (Used in) Provided by Financing Activities

Net cash provided by financing activities in fiscal year 2013 of $12.3 million resulted primarily from proceeds from the issuance of common stock of $5.6 million and excess tax benefit from stock-based compensation of $7.1 million.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of March 31, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands) (unaudited)
Operating lease obligations	$886	$713	$173	$—	$—
Purchase obligations	31,262	31,262	—	—	—

Total contractual obligations	$32,148	$31,975	$173	$—	$—

Operating leases consist of contractual obligations from agreements for non-cancelable office space. Purchase obligations consist of the minimum purchase commitments made to contract manufacturers.

On May 16, 2013, we signed a new non-cancelable operating lease for our corporate headquarters through December 2019.

Future minimum lease payments under the new corporate headquarters operating lease as of May 16, 2013 are as follows:

Fiscal Years Ending March or April	Amount
(in thousands)
2014	$458
2015	2,456
2016	3,388
2017	3,623
2018	3,732
Beyond	6,757

Total	$20,414

Included in our gross unrecognized tax benefits balance of $7.8 million at March 2013 are $6.9 million of tax positions which would affect income tax expense if recognized. As of March 2013, approximately $1.0 million of unrecognized tax benefits would be offset by a change in valuation allowance. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur. As a result, these amounts are not included in the tables above.

Warranties and Indemnification

In connection with the sale of products in the ordinary course of business, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and agree to indemnify customers against third-party claims for such infringement. Further, our bylaws require us to indemnify our officers and directors against any action that may arise out of their services in that capacity. We have not been subject to any material liabilities under such provisions and therefore believe that our exposure for these indemnification obligations is minimal. Accordingly, we have no liabilities recorded for these indemnity agreements as of March 31, 2013.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2013, we were not involved in any unconsolidated SPE transactions.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” which requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. ASU No. 2011-05 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, which is our fiscal interim period ended July 1, 2012 of fiscal year ending March 31, 2013. Upon adoption of ASU No. 2011-05, we have separately reported Consolidated Statements of Comprehensive Income and the adoption did not impact our financial condition or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU No. 2011-02 will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which is our fiscal interim period ended June 30, 2013 of fiscal year ending March 30, 2014, and the adoption will not impact our financial condition or results of operations.

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

We have expanded our international operations and staff, and will continue to do so in the future, to better support our expansion in international markets. This business expansion has included an international structure that, among other things, consists of research and development cost-sharing arrangements, certain licenses and other contractual arrangements between us and our wholly owned foreign subsidiaries. These arrangements may result in a lower percentage of our pre-tax income being subject to a relatively higher U.S. federal statutory tax rate. As a result, our effective tax rate is expected to be lower than the U.S. federal statutory rate. However, the realization of any expected tax benefits is contingent upon numerous factors, including the judgments of tax authorities in several jurisdictions, and thus cannot be assured.

The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as in general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. The Company has not made a provision for U.S. or additional foreign withholding taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration of approximately $78.0 million and $26.8 million at March 2013 and April 2012, respectively. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

Inventory Valuation

We value our inventory at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or its current estimated market value. Inventories include finished good parts that may be specialized in nature and subject to rapid obsolescence. We periodically review the quantities and carrying values of inventories to assess whether the inventories are recoverable. Write-down of inventory for excess quantity and technological obsolescence are charged to cost of revenues as incurred. Actual demand may materially differ from our projected demand, and this difference could have a material impact on our gross margin and inventory balances based on additional provisions for excess or obsolete inventory or a benefit from sales of inventory previously written down. Write-down amounts charged (credited) to cost of revenues for fiscal years 2013, 2012 and 2011 were $(3.0) million, $2.2 million and $0.4 million, respectively.

Stock-Based Compensation

We measure the cost of employee services received in exchange for equity incentive awards, including stock options, based on the grant date fair value of the award. The fair value is estimated using the Black-Scholes option pricing model. The Black-Scholes model requires us to estimate certain key assumptions including future stock price volatility, expected term of the options, risk free rates, and dividend yields. In fiscal 2013, 13% of our stock-based awards contained a market-based condition for vesting; these awards were valued using a Monte Carlo simulation analysis to model and value multiple possible outcomes. We also estimate potential forfeiture of equity incentive awards granted and adjust compensation expense accordingly. The estimate of forfeitures is adjusted over the estimated term to the extent that the actual forfeiture rate or expected forfeiture rate is expected to differ from these estimates. The resulting cost is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. We recognize compensation expense over the vesting period using the straight-line method and classify these amounts in the statements of income based on the department to which the related employee is assigned. For fiscal years 2013, 2012 and 2011, we recognized stock-based compensation of $8.5 million, $3.7 million and $2.2 million, respectively.

If any of the assumptions in the Black-Scholes option pricing model changes significantly, stock-based compensation for future awards may differ materially compared to awards granted previously.

We estimate our expected volatility and expected term based on trading history and exercise history, respectively. We derive the risk-free interest rate assumption using the published interest rate for a U.S. Treasury zero-coupon issue having a maturity similar to the expected term of the options. We base the assumed dividend yield on the expectation that we will not pay cash dividends in the foreseeable future.

We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We utilized our historical forfeiture rates since inception to estimate our future forfeiture rate. We will continue to evaluate the appropriateness of estimating the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. Quarterly changes in the estimated forfeiture rate can have a significant effect on stock-based compensation expense as the cumulative effect of adjusting the rate for all stock compensation expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash, cash equivalents and investments of $200.3 million at March 31, 2013, which was held for liquidity purposes. We do not enter into investments for trading or speculative purposes. A 10% change in interest rates will not have a significant impact on our future interest income or investment fair value. As of March 31, 2013, our cash, cash equivalents and investments were in money market funds, corporate notes and bonds, commercial paper and U.S. agency securities.

Foreign Currency Risk

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our net revenue is not subject to foreign currency risk. However, a portion of our operating expenses are incurred outside the U.S., are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the New Taiwan Dollar, Japanese Yen and Korean Won. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of income. We recognized no significant foreign currency transaction gains or losses for fiscal years 2013, 2012 and 2011 related to fluctuations in foreign currency exchange rates.

Item 8.	Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and related Notes and schedules are incorporated by reference from Part IV, Item 15, below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2013.

Deloitte & Touche, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2013, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

InvenSense, Inc.

Sunnyvale, California

We have audited the internal control over financial reporting of InvenSense, Inc. and subsidiaries (collectively, the “Company”) as of March 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2013 of the Company and our report dated June 14, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

June 14, 2013

Item 9B.	Other Information.

None.

PART III

We are incorporating by reference the information required by Part III of this Annual Report on Form 10-K from our proxy statement relating to our 2013 annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days after March 31, 2013.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	Financial Statements and Exhibits.

(a)	The following documents are filed as part of this Form:

1.	Financial Statements

2.	Financial Statement Schedules

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

InvenSense, Inc.

Sunnyvale, California

We have audited the accompanying consolidated balance sheets of InvenSense, Inc. and subsidiaries (collectively, the “Company”) as of March 31, 2013 and April 1, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2013 and April 1, 2012 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

June 14, 2013

InvenSense, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	March 31, 2013	April 1, 2012
Assets
Current assets:
Cash and cash equivalents	$100,843	$153,643
Short-term investments	77,040	4,129
Accounts receivable	30,098	11,931
Inventories	23,762	12,240
Prepaid expenses and other current assets	13,302	4,188

Total current assets	245,045	186,131
Property and equipment, net	8,650	4,011
Long-term investments	22,442	—
Other assets	2,957	3,176

Total assets	$279,094	$193,318

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,464	$5,446
Accrued liabilities	7,753	7,754

Total current liabilities	22,217	13,200
Long-term liabilities	6,930	3,241

Total liabilities	29,147	16,441

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value — 20,000 shares authorized, no shares issued and outstanding at March 31, 2013 and April 1, 2012	—	—
Common stock:
Common stock, $0.001 par value — 750,000 shares authorized, 84,980 shares issued and outstanding at March 31, 2013, 80,890 shares issued and outstanding at April 1, 2012	158,108	136,792
Accumulated other comprehensive income	50	1
Retained earnings	91,789	40,084

Total stockholders’ equity	249,947	176,877

Total liabilities and stockholders’ equity	$279,094	$193,318

See accompanying notes to the consolidated financial statements.

InvenSense, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	Fiscal Year Ended
	March 31, 2013	April 1, 2012	April 3, 2011
Net revenue	$208,634	$152,967	$96,547
Cost of revenue	97,937	67,571	43,647

Gross profit	110,697	85,396	52,900
Operating expenses:
Research and development	24,648	19,672	15,826
Selling, general and administrative	29,391	18,710	15,596

Total operating expenses	54,039	38,382	31,422

Income from operations	56,658	47,014	21,478
Other income (expense), net:
Change in fair value of warrant liabilities	—	—	(4,025)
Other income, net	348	138	31

Other income (expense), net	348	138	(3,994)

Income before income taxes	57,006	47,152	17,484
Income tax provision	5,301	10,205	8,137

Net income	51,705	36,947	9,347
Net income allocable to convertible preferred stockholders	—	20,618	7,716

Net income allocable to common stockholders	$51,705	$16,329	$1,631

Net income per share allocable to common stockholders
Basic	$0.62	$0.39	$0.09

Diluted	$0.59	$0.37	$0.08

Weighted average shares outstanding used in computing net income per share allocable to common stockholders:
Basic	82,738	41,614	17,592

Diluted	87,359	47,011	22,202

See accompanying notes to the consolidated financial statements.

InvenSense, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Fiscal Year Ended
	March 31, 2013	April 1, 2012	April 3, 2011
Net income	$51,705	$36,947	$9,347
Other comprehensive income:
Unrealized gains on available-for-sale investments, net of tax expense of $28, $nil and $nil in fiscal years 2013, 2012, and 2011, respectively	49	—	10

Total comprehensive income	$51,754	$36,947	$9,357

See accompanying notes to the consolidated financial statements.

InvenSense, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except per share amounts)

	Preferred Stock		Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—March 28, 2010	—	$—	29,431	$38,364	17,056	$2,855	$(9)	$(6,210)	$35,000

Reclassification of warrants from liability to equity (see Note 1)				11,877					11,877
Issuance of common stock from exercise of stock options					949	717			717
Stock compensation relating to stock options issued to consultants						128			128
Stock compensation relating to stock options issued to employees						2,062			2,062
Unrealized gain on available for sale investments							10		10
Net income								9,347	9,347

Balance—April 3, 2011	—	—	29,431	50,241	18,005	5,762	1	3,137	59,141

Issuance of common stock upon initial public offering, net of offering costs and underwriter commission					10,000	67,653			67,653
Issuance of common stock upon secondary offering, net of offering costs and underwriter commission					575	7,593			7,593
Issuance of preferred stock from exercise of stock warrants			276	499					499
Issuance of common stock from exercise of stock warrants					646	—			—
Conversion of preferred stock to common stock upon initial public offering			(29,707)	(50,740)	50,999	50,740
Issuance of common stock from exercise of stock options					665	1,356			1,356
Stock compensation relating to stock options issued to consultants						14			14
Stock compensation relating to stock options issued to employees						3,674			3,674
Unrealized gain on available for sale Investments							—		—
Net income								36,947	36,947

Balance—April 1, 2012	—	—	—	—	80,890	136,792	1	40,084	176,877

Issuance of common stock from restricted stock and restricted stock units					422	—			—
Issuance of common stock from exercise of stock warrants					299	81			81
Offering costs						22			22
Issuance of common stock from exercise of stock options					3,369	5,617			5,617
Excess tax benefit from stock-based compensation						7,077			7,077
Stock compensation relating to stock options issued to employees						8,519			8,519
Unrealized gain on available for sale Investments							49		49
Net income								51,705	51,705

Balance—March 31, 2013	—	$—	—	$—	84,980	$158,108	$50	$91,789	$249,947

See accompanying notes to the consolidated financial statements.

InvenSense, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	March 31, 2013	April 1, 2012	April 3, 2011
Cash flows from operating activities:
Net income	$51,705	$36,947	$9,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,998	1,992	1,778
Loss (gain) on disposal of property and equipment	8	(154)	91
Stock-based compensation expense	8,519	3,688	2,190
Change in fair value of warrant liability	—	—	4,025
Deferred income tax assets	(348)	(699)	489
Write-off of deferred offering costs	—	—	1,388
Tax effect of employee benefit plans	7,077	—	—
Excess tax benefit from stock-based compensation	(7,077)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(18,167)	(2,222)	(4,564)
Inventories	(11,522)	2,968	(10,896)
Prepaid expenses and other current assets	(9,583)	(1,018)	390
Other assets	1,006	(1,402)	(745)
Accounts payable	7,592	(1,245)	3,351
Accrued liabilities	4,062	5,567	1,108

Net cash provided by operating activities	35,270	44,422	7,952

Cash flows from investing activities:
Purchase of property and equipment	(5,076)	(2,502)	(2,176)
Proceeds from the sale of property and equipment	5	188	—
Sales and maturities of available-for-sale investments	20,979	15,176	15,675
Purchase of available-for-sale investments	(116,254)	(10,025)	(10,062)

Net cash provided by (used in) investing activities	(100,346)	2,837	3,437

Cash flows from financing activities:
Proceeds from initial public offering and secondary offering, net of underwriter commissions	—	77,904	—
Net proceeds from exercise of warrants	81	499	—
Proceeds from issuance of common stock	5,617	1,356	717
Offering costs	(471)	(2,145)	(1,388)
Proceeds from long-term debt and capital lease obligations	—	—	43
Payments of long-term debt and capital lease obligations	(28)	(25)	(360)
Refund from refundable customer advances	—	—	(4,000)
Excess tax benefit from stock-based compensation	7,077	—	—

Net cash provided by (used in) financing activities	12,276	77,589	(4,988)

Net (decrease) increase in cash and cash equivalents	(52,800)	124,848	6,401
Cash and cash equivalents:
Beginning of period	$153,643	$28,795	$22,394

End of period	$100,843	$153,643	$28,795

Supplemental disclosures of cash flow information:
Cash paid for interest	$2	$23	$16

Cash paid for income taxes	$40	$9,078	$7,735

Noncash investing and financing activities:
Unpaid accounts payable for property and equipment purchased	$1,845	$274	$278

Unrealized gain from available-for-sale investments	$77	$—	$10

Fixed assets acquired under capital leases	$—	$40	$43

Non-cash settlement of advances from customers	$—	$—	$—

Unpaid accrued liabilities for offering costs incurred	$—	$494	$23

Reclassification of warrants from liabilities to equity	$—	$—	$11,877

Non-cash warrant exercises	$150	$—	$—

Conversion of warrants and preferred stock to common stock	$—	$50,740	$—

See accompanying notes to the consolidated financial statements.

InvenSense, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Business

InvenSense, Inc. (“the Company”) was incorporated in California in June 2003 and reincorporated in Delaware in January 2004. The Company designs, develops, markets and sells micro-electro-mechanical system (“MEMS”) gyroscopes for MotionTracking devices in consumer electronics and is dedicated to bringing the best-in-class size, performance and cost solutions to market. Targeting applications in smartphones, tablet devices, console and portable video gaming devices, digital still and video cameras, smart TVs, 3D mice, wearable health and fitness monitors and portable navigation devices, the Company delivers leading generation of motion interface solutions based on its advanced multi-axis gyroscope technology.

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

Basis of Consolidation

The Consolidated Financial Statements and related Notes include the accounts of InvenSense, Inc. and its subsidiaries, InvenSense International, Inc. (Cayman Islands), InvenSense Taiwan Co., Ltd. (Taiwan), InvenSense Taiwan Sales Co., Ltd. (Taiwan), InvenSense G.K. (Japan), InvenSense Korea, Ltd. (Republic of Korea) InvenSense International FZE (United Arab Emirates), InvenSense China, Ltd. (China) and InvenSense Hong Kong Holding Limited (Hong Kong). InvenSense Taiwan Co., Ltd. personnel are primarily engaged in product testing, and the remaining foreign subsidiaries’ personnel primarily provide sales support to the Cayman Islands entity.

All intercompany transactions and balances have been eliminated upon consolidation. The functional currency of each of the Company’s subsidiaries is the U.S. dollar. Foreign currency gains or losses are recorded as other income (expense), net, in the consolidated statements of income. During the fiscal year ended March 31, 2013, foreign currency losses were $51,000. During the fiscal year ended April 1, 2012 foreign currency losses were $43,000. During the fiscal year ended April 3, 2011, foreign currency gains were $24,000.

Certain prior period amounts in the Consolidated Financial Statements and related Notes thereto have been reclassified to conform to the current period’s presentation.

Fiscal Year

The Company’s fiscal year is a 52 or 53 week period ending on the Sunday closest to March 31. The Company’s three most recent fiscal years ended on March 31, 2013 (“fiscal year 2013”), April 1, 2012 (“fiscal year 2012”) and April 3, 2011 (“fiscal year 2011”). Fiscal year 2013 and fiscal year 2012 were comprised of 52 weeks and fiscal year 2011 was comprised of 53 weeks.

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Use of Estimates

The preparation of the Company’s Consolidated Financial Statements and related Notes in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and related Notes and the reported amounts of income and expenses during the reporting period. Significant estimates included in the Consolidated Financial Statements and related Notes include income taxes, inventory valuation, stock-based compensation, remeasurement of preferred stock warrants (prior to fiscal year 2012) and warranty reserves. These estimates are based upon information available as of the date of the consolidated financial statements, and actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid instruments acquired with a remaining maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates their fair value.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns and allowances. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company periodically reviews the need for an allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. As a result of the Company’s favorable collection experience and customer concentration, no allowance for doubtful accounts was necessary at March 2013 or April 2012. The reserve for sales returns and allowances is based on specific criteria including agreements to provide rebates and other factors known at the time, as well as estimates of the amount of goods shipped that will be returned. To determine the adequacy of the sales returns and allowances, the Company analyzes historical experience of actual returns as well as current product return information. During fiscal 2013, fiscal 2012, fiscal 2011, the Company incurred charges related to its reserve for sales returns and allowances of $84,000, $132,000 and $428,000, respectively. At March 2013, April 2012 and April 2011, the balances for the reserve for sales returns and allowances were $21,000, $nil and $85,000, respectively.

Segment Information

The Company operates in one operating segment by designing, developing, manufacturing and marketing linear and mixed-signal integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 280 “Segment Reporting”. Enterprise-wide information is provided in accordance with ASC 280. Geographical revenue information is based on customer’s location. Long-lived assets consist of property and equipment. Property and equipment information is based on the physical location of the assets at the end of each fiscal period.

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Long-lived assets by country were as follows:

Country	March 2013	April 2012
	(in thousands)
Taiwan	$6,190	$2,930
United States	2,333	1,054
Other	127	27

	$8,650	$4,011

Net revenues from unaffiliated customers by country were as follows:

Region	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(in thousands)
Korea	$69,874	$39,827	$3,536
Japan	65,663	54,754	72,475
Taiwan	39,203	34,040	7,603
United States	16,667	11,916	3,678
China	14,742	11,855	6,929
Rest of world	2,485	575	2,326

	$208,634	$152,967	$96,547

Available-for-Sale Investments

Securities with remaining maturities at the time of purchase of greater than three months are considered available for sale investments. If the securities have remaining maturities of less than twelve months from the balance sheet date they are classified as short-term investments in the Company’s consolidated balance sheets; if their maturities exceed twelve months beyond the balance sheet date, they are classified as long-term investments in the Company’s consolidated balance sheets. Available-for-sale securities are carried at fair value with temporary unrealized gains and losses, net of taxes, reported within “accumulated other comprehensive income” in the Company’s Consolidated Financial Statements.

Available-for-sale investments are considered to be impaired when a decline in fair value is judged to be other than temporary. The Company considers available quantitative and qualitative evidence in evaluating potential impairment of its investments on a quarterly basis. If the cost of an investment exceeds its fair value, management evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. During fiscal 2013, fiscal 2012 and fiscal 2011, the Company did not identify any other than temporary impairments.

Impairment of Long Lived Assets

The Company regularly reviews the carrying amount of its long-lived assets, as well as the useful lives, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s fair value. During fiscal 2013, the Company recognized an impairment loss of $0.4 million related to one of its vendor advances. The Company has not recognized any impairment losses for its long-lived assets for fiscal 2012 or fiscal 2011.

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents, investments, advances to vendors and accounts receivable. The Company limits exposure to credit loss by placing cash, cash equivalents and investments with major financial institutions within the United States that management assesses to be of high credit quality. The Company periodically reviews the credit worthiness of its customers and generally does not require collateral or other security to support accounts receivable. The Company has not experienced any losses on accounts receivables or on deposits of cash and cash equivalents for fiscal 2013, fiscal 2012 or fiscal 2011.

At March 2013, four customers accounted for 17%, 12%, 10% and 10% of total accounts receivable. At April 2012, five customers accounted for 18%, 17%, 13%, 12% and 10% of total accounts receivable. No other customers accounted for more than 10% of total accounts receivable at March 2013 or April 2012.

For fiscal 2013 three customers accounted for 24%, 18% and 11% of total net revenue. For fiscal 2012 three customers accounted for 31%, 15% and 12% of total net revenue. For fiscal 2011, one customer accounted for 73% of total net revenue. No other customers accounted for more than 10% of total net revenue for fiscal 2013, fiscal 2012 or fiscal 2011.

Research and Development

Research and development activities are expensed as incurred.

Comprehensive Income

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” which requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. ASU No. 2011-05 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, which was the Company’s fiscal interim period ended July 1, 2012 of fiscal year ending March 31, 2013. Upon adoption of ASU No. 2011-05, the Company has separately reported Consolidated Statements of Comprehensive Income and the adoption did not impact the Company’s financial condition or results of operations.

Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized gains and losses are included in accumulated other comprehensive income. During fiscal 2013, fiscal 2012 and fiscal 2011, comprehensive income included a combination of the current period net income and unrealized gain (loss) on available for sale investments.

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories include finished good parts that may be specialized in nature and subject to rapid obsolescence. The Company periodically reviews the quantities and carrying values of inventories to assess whether the inventories are recoverable. The costs associated with write-downs of inventory for excess quantity and technological obsolescence are charged to cost of revenue as incurred. Actual demand may materially differ from the Company’s projected demand, and this difference could have a material impact on the Company’s gross margin and inventory balances based on additional provisions for excess or obsolete inventory or a benefit from sales of inventory previously written down. Write-down amounts charged (credited) to cost of revenues for fiscal years 2013, 2012 and 2011 were $(3.0) million, $2.2 million and $0.4 million, respectively.

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Property and Equipment, net

Property and equipment, net are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows: production equipment—five years, lab equipment, computer equipment and software – three years, and leasehold improvements—over the shorter of the estimated useful life or the remaining lease term.

Warranty

The Company’s warranty agreements are contract and component specific and can be up to three years for selected components. The Company’s accrual for anticipated warranty costs has declined primarily due to a decline in the historical volume of product returned under the warranty program. The accrual also includes management’s judgment regarding anticipated rates of warranty claims and associated repair costs. The following table summarizes the activity related to the product warranty liability during fiscal 2013, fiscal 2012 and fiscal 2011:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(in thousands)
Beginning balance	$361	$697	$480
Increase (decrease) in provision for warranty	(202)	(246)	769
Less: actual warranty costs	(36)	(90)	(552)

Ending balance	$123	$361	$697

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

The Company primarily enters into sales transactions with distributors in which the distributor is purchasing product for an identified end-customer. For these transactions, the Company recognizes net revenue upon either shipment or delivery to the distributor, depending upon when title transfers under the terms of the order. Pursuant to the terms and conditions contained in the agreement with its distributors, all sales to distributors purchased for an identified end-customer are non-refundable, do not have rights to return product purchases except under the Company’s standard warranty terms, and do not include any price concessions or price protection.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10 “Income Taxes,” which requires the asset and liability approach and the recognition of taxes payable or receivable for the current year and deferred tax liabilities and assets for future tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements and related Notes or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted laws; the effects of future changes in tax laws or rates are not anticipated. Deferred tax assets are reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

At April 2011, the Company had one stock option plan, the 2004 Equity Incentive Plan. In July 2011, the Company’s Board of Directors and its stockholders approved the establishment of the 2011 Stock Incentive Plan (see Note 5). The fair value of stock options granted or modified is recognized as compensation expense using the Black-Scholes option pricing model, single option approach. The Company determines the fair value of stock-based payment awards on the date of grant using subjective variables, including expected term and stock price volatility over the expected term of the awards, and other less subjective variables such as risk-free interest rate and dividend rate (see Note 5).

Deferred Offering Costs

Deferred offering costs of $1.4 million were expensed in fiscal 2011 (included in selling, general and administrative expenses on the consolidated statements of income) after the Company’s initial public offering (“IPO”) had been postponed for more than 90 days. Costs directly associated with the Company’s IPO were capitalized and were included in other assets on the Company’s consolidated balance sheets until the completion of the Company’s IPO during November 2011. Deferred offering costs of $2.1 million were recorded as a reduction of the proceeds received in arriving at the amount recorded in stockholders’ equity.

Net Income Per Share

Basic and diluted net income per common share are presented in conformity with the two-class method required for participating securities for the period prior to their conversion upon the Company’s IPO in November 2011, when all preferred shares were converted to common stock.

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

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The following table presents the calculation of basic and diluted net income per share:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(in thousands, except per share data)
Net income allocable to common stockholders:
Numerator:
Basic:
Net income	$51,705	$36,947	$9,347
Non-cumulative dividends on convertible preferred stock	—	(1,915)	(3,046)
Undistributed earnings allocable to convertible preferred stockholders	—	(18,703)	(4,670)

Net income allocable to common stockholders—basic	$51,705	$16,329	$1,631

Diluted:
Net income	$51,705	$36,947	$9,347
Non-cumulative dividends on convertible preferred stock	—	(1,967)	(3,147)
Undistributed earnings allocable to convertible preferred stockholders	—	(17,600)	(4,342)

Net income allocable to common stockholders—diluted	$51,705	$17,380	$1,858

Denominator:
Basic shares:
Weighted average shares used in computing basic net income per common share	82,738	41,614	17,592

Diluted shares:
Weighted average shares used in computing basic net income per common share	82,738	41,614	17,592
Effect of potentially dilutive securities:
Stock options and unvested restricted stock	4,445	5,229	4,610
Common stock warrants	176	168	—

Weighted average shares used in computing diluted net income per common share	87,359	47,011	22,202

Net income per common share:
Basic	$0.62	$0.39	$0.09
Diluted	$0.59	$0.37	$0.08

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following summarizes the potentially dilutive securities outstanding at the end of each period that were excluded from the computation of diluted net income per common share for the periods presented as their effect would have been antidilutive:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(in thousands)
Employee stock options	4,498	3,365	1,645
Unvested restricted stock units	110	2	—

Total antidilutive securities	4,608	3,367	1,645

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU No. 2011-02 will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which is the Company’s fiscal interim period ended June 30, 2013 of fiscal year ending March 30, 2014, and the adoption will not impact the Company’s financial condition or results of operations.

2. Cash	Equivalents and Available-for-sale Investments

At March 2013, of the $100.8 million of the Company’s cash and cash equivalents, $77.9 million was cash and $22.9 million was cash equivalents invested in money market funds. At March 2013, $60.7 million of the $100.8 million of cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the United States, the Company would be required to accrue and pay U.S. taxes to repatriate these funds. However, the Company’s intent is to indefinitely reinvest these funds outside of the United States, and the Company’s current plans for the foreseeable future do not demonstrate a need to repatriate them to fund U.S. operations. Additionally, as of March 2013, the Company had short-term available-for-sale investments of $77.0 million and long-term available-for-sale investments of $22.4 million totaling $99.4 million. Long-term investments as of March 2013 of $22.4 million had scheduled maturities between one and five years from the balance sheet date.

At April 2012, of the $153.6 million of the Company’s cash and cash equivalents, $135.0 million was cash and $18.6 million was cash equivalents invested primarily in money market funds. At April 2012, $29.3 million of the $153.6 million of cash and cash equivalents were held by our foreign subsidiaries. Additionally, the Company had available-for-sale investments totaling $4.1 million.

The Company applies the provisions of ASC 820-10, “Fair Value Measurements”. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. ASC 820-10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The standard describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value. The inputs for the first two levels are considered observable and the last is unobservable and include the following:

Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Level 2—Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

Level 3—Unobservable inputs in which there is little or no market data, and as a result, prices or valuation techniques are employed that require inputs that are significant to the fair value measurement.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value. The fair values of our money market funds were derived from quoted market prices as active markets for these instruments exist. The Company chose not to elect the fair value option as prescribed by ASC 825-10-05 “Fair Value Option” for its financial assets and liabilities that had not been previously carried at fair value. Therefore, financial assets and liabilities not carried at fair value, such as accounts payable, are still reported at their carrying values.

Fair value measurements at each reporting date were as follows:

March 2013:

Assets measured at fair value on a recurring basis were presented in the Company’s consolidated balance sheet as of March 31, 2013.

	March 2013 Balance	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3
	(in thousands)
Money Market Funds	$22,860	$22,860	$—	$—
Corporate Notes and Bonds	94,485	—	94,485	—
Commercial Paper	2,998	—	2,998	—
U.S. Agency Securities	1,999	—	1,999	—

Total	$122,342	$22,860	$99,482	$—

Cash equivalents	$22,860	$22,860	$—	$—
Short-term investments	77,040	—	77,040	—
Long-term investments	22,442	—	22,442	—

Total	$122,342	$22,860	$99,482	$—

	March 2013 Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	March 2013 Estimated FMV
Corporate Notes and Bonds	$94,407	$78	$—	$94,485
Commercial Paper	2,997	1	—	2,998
U.S. Agency Securities	2,001	—	(2)	1,999

Total Available-for-sale investments	$99,405	$79	$(2)	$99,482

Cash equivalents				22,860

Total Aggregate Fair Value				$122,342

The fair values of money market funds were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate notes and bonds, commercial paper, and U.S. Agency Securities were derived from non-binding market consensus prices that are corroborated by observable market data.

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

There were no transfers of assets measured at fair value between Level 1 and Level 2 during the nine months ended March 31, 2013.

April 2012:

Assets measured at fair value on a recurring basis were presented in the Company’s consolidated balance sheet as of April 1, 2012.

	April 2012 Balance	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3
	(in thousands)
Money Market Funds	$17,712	$17,712	$—	$—
U.S. Treasury	1,000	1,000	—	—
U.S. Agency Securities	3,979	—	3,979	—

Total	$22,691	$18,712	$3,979	$—

Cash equivalents	$18,562	$17,712	$850	$—
Short-term investments	4,129	1,000	3,129	—

Total	$22,691	$18,712	$3,979	$—

	April 2012 Amortized Cost	Gross Unrealized Gain	April 2012 Estimated FMV

	(in thousands)
U.S. Treasury	$1,000	$—	$1,000
U.S. Agency Securities	3,129	—	3,129

Total Available-for-sale Investments	$4,129	$—	$4,129

Cash equivalents			18,562

Total Aggregate Fair Value			$22,691

There were no transfers of assets measured at fair value between Level 1 and Level 2 during fiscal 2012.

Preferred Stock Warrants—As explained in Note 5, The Company had issued warrants to purchase preferred stock prior to fiscal 2010. Prior to June 25, 2010, under both ASC 815-40 and ASC 480 “Distinguishing Liabilities from Equity,” these warrants were considered a liability which was marked to market as of the end of each reporting period with changes in the fair value being recorded in other income (expense) in the Company’s consolidated statements of income. The fair value of the warrants was determined using the Black-Scholes option pricing model, which is deemed a “Level 3” valuation method. On June 25, 2010, the Company amended its Certificate of Incorporation to remove the provisions that had previously resulted in the outstanding preferred stock warrants being classified as a liability under ASC 815-40-15. As a result of the amendment, the warrants were considered to be indexed to the Company’s stock, and accordingly, the total warrants liability of $11.9 million was reclassified and included in stockholders’ equity in fiscal 2011.

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

3.	Balance Sheet Details

Inventories

Inventories at March 2013 and April 2012 consist of the following:

	March 2013	April 2012
	(in thousands)
Work in progress	$18,803	$9,021
Finished goods	4,959	3,219

Total Inventory	$23,762	$12,240

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at March 2013 and April 2012 consist of the following:

	March 2013	April 2012
	(in thousands)
Prepaid expenses	$2,209	$1,040
Advance to vendors	2,824	548
Tax receivable	6,374	1,106
Deferred tax assets	951	1,418
Other current assets	944	76

Total prepaid expenses and other current assets	$13,302	$4,188

The Company has agreements with foundry vendors to facilitate and expand capacity for the Company’s products. Certain of these agreements require advance payments to these foundry vendors, which are applied at agreed upon rates to subsequent wafer purchases from these vendors. The Company classifies advances expected to be applied towards purchases within 12 months as “Prepaid expenses and other current assets” and the remaining balances as “Other assets” on the Company’s Consolidated Balance Sheets. The Company believes that the advances to these vendors will be fully applied towards future purchases from these vendors. The Company paid $2.0 million, $1.7 million and $0.5 million, respectively, in advance payments to certain of these foundry vendors in fiscal 2013, fiscal 2012 and fiscal 2011. During fiscal 2013, the Company recognized an impairment loss of $0.4 million related to one of its vendor advances. The Company did not recognize any impairment losses on advances to vendors for fiscal 2012 or fiscal 2011.

Property and Equipment

Property and equipment at March 2013 and April 2012 consist of the following:

	March 2013	April 2012
	(in thousands)
Production and lab equipment	$11,654	$6,866
Computer equipment and software	1,124	861
Equipment under construction	1,851	435
Leasehold improvements and furniture and fixtures	923	819

Subtotal	$15,552	$8,981
Accumulated depreciation and amortization	(6,902)	(4,970)

Property and equipment—net	$8,650	$4,011

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Depreciation and amortization expense for both fiscal 2013 and fiscal 2012 was $2.0 million and was $1.8 million for fiscal 2011. Equipment under construction consists primarily of production and lab equipment. Equipment under construction is not subject to depreciation until it is available for its intended use. All of the equipment under construction is expected to be completed and placed in service by the end of fiscal 2014. Capitalized leases consist of office equipment. During fiscal 2013, fiscal 2012 and fiscal 2011, new capitalized leases totaled $nil, $40,000 and $43,000, respectively.

Accrued Liabilities

Accrued liabilities at March 2013 and April 2012 consist of the following:

	March 2013	April 2012
	(in thousands)
Engineering services	$106	$104
Payroll-related expenses	2,777	2,274
Bonuses	2,120	3,571
Legal fees	884	968
Warranty reserves	123	361
Deferred revenue	—	284
Former CEO separation costs (1)	828	—
Income tax payable	96	27
Other	819	165

Total accrued liabilities	$7,753	$7,754

(1)	During the third quarter of fiscal year 2013, the Company’s founder and CEO resigned. Under the terms of his employment agreement, he will receive severance payments totaling $828,000 through the end of fiscal year 2014.

4.	Commitments and Contingencies

Operating Lease Obligations

The Company has non-cancelable operating leases for its facilities through fiscal year 2015.

Future minimum lease payments under operating leases as of March 2013 are as follows:

Fiscal Years Ending March or April	Amount
(in thousands)
2014	$713
2015	173

Total	$886

The Company’s lease agreements provide for rental payments which have certain lease incentives and graduated rental payments. As a result, the rent expense is recognized on a straight-line basis over the term of the lease. The Company’s rental expense under operating leases was approximately $2.0 million, $1.7 million and $0.9 million for fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

On May 16, 2013, the Company signed a new non-cancelable operating lease for its corporate headquarters through December 2019.

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Future minimum lease payments under the new corporate headquarters operating lease as of May 16, 2013 are as follows:

Fiscal Years Ending March or April	Amount
(in thousands)
2014	$458
2015	2,456
2016	3,388
2017	3,623
2018	3,732
Beyond	6,757

Total	$20,414

Purchase Commitments

The Company has non-cancelable purchase commitments with its foundry vendors. Future minimum payments under the purchase commitments as of March 2013 are less then twelve months.

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

On May 16, 2012, STMicroelectronics, Inc. (“STI”) filed a patent infringement complaint (“ST Microelectronics Patent Litigation I”) in the Northern District of California against the Company, alleging infringement of certain of their patents (collectively, the “Asserted Patents”). STI alleges that certain lnvenSense Micro-Electro-Mechanical Systems (“MEMS”) products and services, including but not limited to InvenSense’s ISZ, IXZ, IDG, IMU, ITG, and MPU product lines, infringe one or more claims of the Asserted Patents. The Company intends to contest the case vigorously. On July 9, 2012, the Company filed counterclaims against STI for alleged infringement of certain of the Company’s patents. Of the nine Asserted Patents, all patents are now being reexamined by the U.S. Patent & Trademark Office (“PTO”) at the Company’s request. In view of the reexamination proceedings, the Company requested that the Court stay the litigation pending the final outcome of those reexamination proceedings. On February 27, 2013, the Court granted the Company’s request and stayed the litigation until “final exhaustion of all patent reexamination proceedings, including appeals.” As this litigation is still in its early stages and is currently stayed, the Company believes it is not yet possible to assess the merits of the plaintiff’s claim and or the amount of damages, if any, that could be awarded in the event of an unfavorable outcome.

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

On March 11, 2013, STI filed a request with the United States International Trade Commission (“ITC”) that the ITC institute an investigation under Section 337 of the Tariff Act of 1930 against the Company, Roku, Inc., and Stanley Black & Decker, Inc., concerning the alleged infringement of five patents (collectively, the “ITC Patents”), three of which were previously asserted in ST Microelectronics Patent Litigation I and two of which are newly asserted patents. STI alleges that certain lnvenSense “MEMS” products and services, including but not limited to InvenSense’s ISZ, IMU, ITG, and MPU product lines, infringe one or more claims of the ITC Patents. STI additionally alleges that certain Roku devices that incorporate certain InvenSense MEMS products, including but not limited to the Roku 2 XS, infringe one or more claims of a subset of the ITC Patents. STI additionally alleges that certain Stanley Black & Decker devices that incorporate certain InvenSense MEMS products, including but not limited to the Black & Decker 4v Max Gyro Rechargeable Screwdriver, infringe one or more claims of a subset of the ITC Patents. On April 10, 2013, the ITC instituted this investigation. All five of the ITC patents are in reexamination or subject to inter partes review by the PTO, at the request of the Company. The Company intends to contest this investigation vigorously. On April 30, 2013, the Company filed a request with the ITC to stay proceedings pending final reexamination and inter partes review of the ITC patents. As this investigation is still in its early stages, the Company believes it is not yet possible to assess the merits of the Complainant’s claim.

On March 12, 2013, STI filed a patent infringement complaint in the Northern District of California against the Company, alleging infringement of the two patents that were newly asserted in the ITC Investigation (collectively, the “Newly Asserted Patents”) that were not previously asserted in ST Microelectronics Patent Litigation I. STI alleges that certain lnvenSense MEMS products and services, including but not limited to InvenSense’s ISZ, IMU, ITG, and MPU product lines, infringe one or more claims of the Newly Asserted Patents. The Company intends to contest the case vigorously. On April 11, 2013, before the Company was required to respond to the Complaint, the Company requested that the Court stay the litigation, as required by statute, in view of the co pending investigation in the ITC of the Newly Asserted Patents. On April 16, 2013, the Court granted the Company’s request, staying the litigation until the determination of the ITC becomes final. As this litigation is still in its early stages and is currently stayed, the Company believes it is not yet possible to assess the merits of the plaintiff’s claim and or the amount of damages, if any, that could be awarded in the event of an unfavorable outcome.

On May 14, 2013, the Company announced that it brought a lawsuit against STI in federal court in the Eastern District of Texas, alleging that STI infringes three of the Company’s patents. The Company seeks to prevent STI’s unauthorized use of the Company’s patent and to be awarded monetary damages.

The Company indemnifies certain customers, distributors, suppliers and subcontractors for attorney fees and damages and costs awarded against such parties in certain circumstances in which the Company’s products are alleged to infringe third-party intellectual property rights, including patents, registered trademarks or copyrights. Indemnification costs are charged to operations as incurred. There were no indemnification costs for fiscal 2013, fiscal 2012 and fiscal 2011.

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

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

5.	Stockholders’ Equity

In connection with the completion of the Company’s initial public offering in November 2011, all outstanding shares of convertible preferred stock were converted into the Company’s common stock. As a result, following the Company’s initial public offering, the Company has no outstanding shares of convertible preferred stock as of March 2013 or April 2012.

Preferred Stock Warrants

In connection with financing transaction prior to fiscal 2010, the Company issued warrants to purchase shares of its then-outstanding Series A and B preferred stock. Prior to June 25, 2010, under both ASC 815-40 and ASC 480 “Distinguishing Liabilities from Equity,” the warrants were marked to market as of the end of each reporting period with changes in the fair value being recorded within other income (expense) in the Company’s consolidated statements of income.

During the first quarter of fiscal 2011, the Company recorded an increase in the change in fair value of the warrants of $4.0 million. On June 25, 2010, the Company amended its Certificate of Incorporation to remove the provisions that had previously resulted in the outstanding preferred stock warrants being classified as a long-term liability under ASC 815-40-15. As a result of this amendment, the warrants were considered to be indexed to the Company’s stock and accordingly, the fair value of the warrant liability on the date of the amendment, $11.9 million, was reclassified into stockholders’ equity (as a component of the series of preferred stock into which the warrants were exercisable).

Upon completion of the Company’s initial public offering, the outstanding warrants to purchase convertible preferred stock were converted into warrants to purchase common stock.

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

Under the Company’s 2004 Stock Incentive Plan and 2011 Stock Incentive Plan (the “Plans”), the Board of Directors may grant either incentive stock options, nonqualified stock options, or stock awards to eligible persons, including employees, nonemployees, members of the Board of Directors, consultants and other independent advisors who provide services to the Company. As of March 31, 2013, the Company has reserved for issuance under the Plans a total of 20.8 million shares (plus additional shares subject to automatic increase provisions under the 2011 Plan).

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

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock option activities of the Company under the Plans are as follows (in thousands, except per share amounts):

	Options Available for Grant	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—March 28, 2010	2,259	8,345	$1.36
Options granted (weighted-average fair value of $2.51 per share)	(2,375)	2,375	5.37
Options exercised	—	(949)	0.76
Options canceled	1,573	(1,573)	3.21

Balance—April 3, 2011	1,457	8,198	2.24
Increase to stock option pool	11,835
Options granted (weighted-average fair value of $3.72 per share)	(4,172)	4,172	8.12
Options exercised	—	(665)	2.04
Options canceled	590	(589)	4.95

Balance—April 1, 2012	9,710	11,116	4.31
Increase to stock option pool	3,236
Options granted (weighted-average fair value of $5.12 per share)	(4,057)	4,057	12.13
Options exercised	—	(3,369)	1.67
Options canceled	1,309	(1,309)	8.53

Balance—March 31, 2013	10,198	10,495	$7.65	7.49	38,135

March 31, 2013
Vested and expected to vest		9,323	$7.31	7.30	$36,744

Exercisable—March 31, 2013		3,886	$3.68	5.09	$27,703

April 1, 2012
Vested and expected to vest		10,064	$4.02	7.6	$141,827

Exercisable—April 1, 2012		5,202	$1.46	6.31	$86,557

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Additional information regarding options outstanding as of March 2013 and April 2012 is as follows (in thousands except per share amounts):

Options Outstanding March 2013
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price of Options Outstanding	Number Exercisable	Weighted- Average Exercise Price of Options Exercisable
$0.04 - $0.08	15	2.77	$0.07	15	$0.07
$0.11 - $0.172	95	3.71	0.15	95	0.15
$0.32 - $0.70	1,242	2.47	0.64	1,242	0.64
$1.02 - $2.97	1,295	6.43	2.65	1,056	2.61
$5.07 - $10.00	3,397	7.38	6.65	1,369	6.62
$10.07 - $15.24	4,197	9.41	11.70	53	12.19
$15.58 - $20.89	254	8.98	17.36	56	17.84

	10,495	7.49	$7.66	3,886	$3.67

Options Outstanding April 2012
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price of Options Outstanding	Number Exercisable	Weighted- Average Exercise Price of Options Exercisable
$0.04 - $0.08	68	3.63	$0.07	68	$0.07
$0.11 - $0.172	357	4.69	0.15	357	0.15
$0.32 - $0.70	3,003	5.78	0.60	2,956	0.59
$1.02 - $2.97	2,311	7.42	2.54	1,405	2.48
$5.07 - $10.00	4,559	9.12	6.69	416	5.51
$10.10 - $17.49	764	9.70	11.24	—	—
$20.89 - $20.89	54	9.96	20.89	—	—

	11,116	7.73	$4.31	5,202	$1.46

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

The aggregate intrinsic value of the stock options exercised during fiscal 2013, fiscal 2012 and fiscal 2011 was $36.1 million, $5.9 million and $4.6 million, respectively. The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the estimated fair market value of the underlying common stock at the date of exercise.

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

The number of options expected to vest takes into account an estimate of expected forfeitures. The remaining unamortized stock-based compensation expense, reduced for estimated forfeitures and related to non-vested options, was $18.7 million, $13.9 million and $3.7 million at March 2013, April 2012 and April 2011, respectively, and for all periods will be amortized over a weighted-average remaining period between 3.3 and 3.0 years. Total unrecognized expense will be adjusted for future changes in estimated forfeitures.

Weighted-Average Assumptions

Expected Term

Prior to the third quarter of fiscal year 2013, the Company use the simplified method described in Staff Accounting Bulletin No. 110, Topic 14, Share-Based Payment, to estimate expected term. Beginning the third quarter of fiscal year 2013, the Company used historical experience to estimate expected term as it believes it had accumulated enough historical data on which to base this estimate. The change to historical data did not result in a significant change in the expected term used in the Black-Sholes computation.

Expected Volatility

The Company estimates volatility for option grants by evaluating the average historical volatility of peer group companies for the period immediately preceding the option grant for a term that is approximately equal to the option’s expected term and by evaluating the average historical volatility of the Company’s common stock since the Company’s initial public offering in November 2011.

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

The Company used the following weighted-average assumptions in determining stock-based compensation expense for option grants made during fiscal 2013, fiscal 2012 and fiscal 2011.

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Expected Term	5.4 years	5.8 years	6.1 years
Volatility	42.7% - 48.5%	48.2% - 49.51%	42.5% - 50.3%
Risk-free interest rate	0.6% - 1.3%	0.7% - 2.4%	1.5% - 2.9%
Dividend yield	0%	0%	0%

Market-based Awards

During fiscal 2013, the Company’s current chief executive officer was granted options to purchase up to 622,115 shares at $11.57 per share whose vesting is contingent upon meeting various price target thresholds that will trigger a four year ratable vesting period if the minimum twenty day closing stock prices cross thresholds of $15.00, $17.50 and $20.00 respectively. The exercise price of the options represents the stock price on the date of grant, and the options have a legal term of 10 years. The fair value of each option granted was estimated on the

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

date of grant using a Monte Carlo Simulation analysis valuation model, assumes that price target thresholds will be achieved and results in an estimated term for the tranches ranging from 5.0 to 6.2 years. If the price target thresholds are not met, compensation cost is not reversed. The Company used the following assumptions in estimating the fair value of the shares; expected volatility 46.5%, expected dividends 0%, and risk-free rate of 0.8%. The weighted-average grant-date fair value of options granted during the period was $4.87 and is included in the stock option activities table above. During fiscal 2013, none of the market-based options were exercised. At March 2013, there was $1.2 million of total unrecognized compensation cost reduced for estimated forfeitures and related to non-vested shares; that cost is expected to be recognized over a period of approximately 6 years.

Restricted Stock Units and Restricted Stock

Restricted stock unit and restricted stock activity of the Company under the Plans are as follows (in thousands, except per share amounts):

Restricted stock unit and restricted stock activity	Shares	Weighted average grant date fair value per share
	(in thousands)
Nonvested at April 3, 2011	—	—
Granted	118	$12.47
Vested	—	—
Forfeited	—	—

Nonvested at April 1, 2012	118	12.47
Granted	750	12.08
Vested	(8)	17.79
Forfeited	(54)	12.48

Nonvested at March 31, 2013	806	$12.05

Restricted stock units and restricted stock granted to employees are generally subject to the employee’s continued service to the Company over that period. The fair value of restricted stock units and restricted stock is determined using the fair value of the Company’s common stock on the date of the grant. Compensation expense is generally recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. At March 2013, there was approximately $8.6 million of total unrecognized compensation cost related to restricted stock units and restricted stock, which the Company expects to recognize over a weighted-average period of 3.3 years.

Stock-Based Compensation Expense

Total stock-based compensation cost for the Company’s stock plans for fiscal 2013, fiscal 2012 and fiscal 2011 are as follows:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(in thousands)
Cost of revenue	$649	$325	$261
Research and development	2,753	1,474	946
Selling, general and administrative	5,117	1,889	983

Total employee stock-based compensation expense	$8,519	$3,688	$2,190

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Common Stock

As of March 2013 and April 2012, common stock reserved for future issuance was as follows (in thousands):

	Number of Shares
Common stock reserved for issuance	March 2013	April 2012
Stock Plans:
Outstanding stock options	10,495	11,116
Outstanding restricted stock units and restricted stock	806	118
Reserved for future equity incentive grants	9,383	9,592

	20,684	20,826
Warrants to purchase common stock	94	405

Total common stock reserved for future issuances	20,778	21,231

6.	Income Taxes

In fiscal year 2013, the Company recorded an income tax provision of $5.3 million, compared to an income tax provision of $10.2 million and $8.1 million for fiscal years 2012 and 2011, respectively. The Company’s fiscal year 2013 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and in fiscal year 2013, the Company also changed its estimate of earnings attributable to its domestic versus foreign operations earned for the fiscal year. As a result of an increase in the amount of earnings attributable to foreign jurisdictions with lower tax rates, the Company adjusted its tax provision in fiscal year 2013 to reflect these new estimates; to the extent that the adjustments related to prior periods, the income tax impact was recorded in the third quarter of fiscal year 2013 and is a component of the annual effective tax rate. The impact of recording this change in estimate, along with the results of operations for the 2013 fiscal year, gave rise in fiscal 2013 to an income tax benefit of $2.2 million and $0.03 and $0.02 basic and diluted earnings per share, respectively.

The components of income before taxes are as follows:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(in thousands)
United States	$11,883	$19,179	$13,453
International	45,123	27,973	4,031

	$57,006	$47,152	$17,484

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Income tax expense was comprised of the following:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(in thousands)
Current:
Federal	$5,553	$10,856	$7,488
State	6	1	5
International	142	47	155

	$5,701	$10,904	$7,648

Deferred:
Federal	$(375)	$(777)	$245
State	(6)	—	611
International	(19)	78	(367)

	(400)	(699)	489

Income tax provision	$5,301	$10,205	$8,137

The provision for income taxes differs from the amount computed by applying the statutory rates as follows:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Income tax provision at the federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	—	—	—
Research and development credits	(2.1)	(1.0)	(2.0)
Foreign tax rate differential	(25.8)	(14.7)	(0.4)
Non deductible stock compensation	2.2	2.3	3.7
Change in fair value of warrant liabilities	—	—	8.1
Change in valuation allowance	—	—	2.4
Other	—	—	(0.3)

Effective tax rate	9.3%	21.6%	46.5%

The components of the deferred tax asset are as follows:

	April 2013	April 2012
	(in thousands)
Deferred tax asset:
Accrued expenses and reserves	$841	$1,257
Stock based compensation	1,198	312
Research and development credits	1,618	873
Net operating loss carryforwards	1,011	1,084
Fixed Assets	179	290
Other	—	—
Valuation allowance	(2,481)	(1,771)

Deferred tax asset	$2,366	$2,045

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S.

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

operations as of March 2013, as in general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. The Company has not made a provision for U.S. or additional foreign withholding taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration of approximately $78.0 million and $26.8 million at March 2013 and April 2012, respectively. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

At March 2013, the Company had approximately $17.4 million of California state loss carryforwards. The California net operating loss carryforwards expire between 2017 and 2022. At March 2013, the Company had approximately $3.2 million and $0.2 million California state and foreign, respectively, research tax credit carryforwards. The California credits are not subject to expiration under current California tax law.

The Company maintains a valuation allowance against our California deferred tax assets as of March 2013. The Company considers all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against deferred tax assets. The Company’s valuation allowance increased $0.7 million as of March 2013 compared to April 2012, and increased $0.4 million as of April 2012 compared to April 2011.

While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, the Company’s provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

A reconciliation of the change in unrecognized tax benefits is as follows:

For the Period March 28, 2010 to March 31, 2013
(in thousands)
Balance at March 28, 2010	$502
Increases in unrecognized tax benefits	554

Balance at April 3, 2011	$1,056
Increases in unrecognized tax benefits	2,799

Balance at April 1, 2012	$3,855
Increases in unrecognized tax benefits	3,961

Balance at March 31, 2013	$7,816

Included in the gross unrecognized tax benefits balance of $7.8 million at March 2013 are $6.9 million of tax positions which would affect income tax expense if recognized. As of March 2013, approximately $1.0 million of unrecognized tax benefits would be offset by a change in valuation allowance. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statements of Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. As of March 2013, the Company had $0.1 million accrued interest related to uncertain tax matters. The Company does not expect its unrecognized tax benefits at March 2013 will materially change within the next 12 months. The Company files income tax returns in the U.S. federal, California and various international jurisdictions. The 2003 through 2012 tax years are open and may be subject to potential examination in one or more jurisdictions.

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

7.	Quarterly Financial Data (Unaudited)

Fiscal Year 2013:	Three Months Ended
	July 1, 2012	September 30, 2012	December 30, 2012 (1)	March 31, 2013
	(in thousands)
Net revenue	$39,202	$55,294	$58,929	$55,209
Cost of revenue	17,639	24,923	27,723	27,652

Gross profit	21,563	30,371	31,206	27,557
Operating expenses:
Research and development	5,655	5,918	6,712	6,363
Selling, general and administrative	6,258	7,202	8,428	7,503

Total operating expenses	11,913	13,120	15,140	13,866

Income from operations	9,650	17,251	16,066	13,691
Other income, net	37	54	98	159

Income before income taxes	9,687	17,305	16,164	13,850
Income tax (benefit) provision	2,036	3,641	(654)	278

Net income	7,651	13,664	16,818	13,572

Basic	$0.09	$0.17	$0.20	$0.16

Diluted	$0.09	$0.16	$0.19	$0.15

Weighted average shares outstanding in computing net income per share allocable to common stockholders:
Basic	81,184	82,429	83,218	84,109

Diluted	87,080	87,257	87,350	87,741

(1)	The three months ended December 30, 2012 includes an income tax benefit of $2.2 million ($0.03 and $0.02 basic and diluted earnings per share, respectively), primarily due to changes in estimate of earnings attributable to domestic versus foreign operations related to prior years.

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Fiscal Year 2012:	Three Months Ended
	April 1, 2012	January 1, 2012	Oct. 2, 2011	July 3, 2011
	(in thousands)
Net revenue	$33,077	$41,229	$43,034	$35,627
Cost of revenue	14,652	18,538	19,372	15,009

Gross profit	18,425	22,691	23,662	20,618
Operating expenses:
Research and development	5,573	4,758	4,965	4,376
Selling, general and administrative	5,874	4,427	3,898	4,511

Total operating expenses	11,447	9,185	8,863	8,887

Income from operations	6,978	13,506	14,799	11,731
Change in fair value of warrant liabilities	—	—	—	—
Other income (expense), net	(28)	(43)	28	181

Other income (expense), net	(28)	(43)	28	181
Income before income taxes	6,950	13,463	14,827	11,912

Income tax provision	1,058	2,887	3,372	2,888

Net income	5,892	10,576	11,455	9,024
Net income allocable to convertible preferred stockholders	—	5,157	8,626	6,842

Net income allocable to common stockholders	$5,892	$5,419	$2,829	$2,182

Basic	$0.07	$0.11	$0.15	$0.12

Diluted	$0.07	$0.10	$0.14	$0.11

Weighted average shares outstanding in computing net income per share allocable to common stockholders:
Basic	80,163	49,890	18,296	18,124

Diluted	87,510	55,294	22,865	22,547

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InvenSense, Inc.

Dated: June 14, 2013	By:	/s/ Alan Krock
Alan Krock
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Chief Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Behrooz Abdi and Alan Krock his true and lawful attorney-in-fact and agent, with full power of substitution and, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Dated: June 14, 2013	By:	/s/ Behrooz Abdi
Behrooz Abdi
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 14, 2013	By:	/s/ Alan Krock
Alan Krock
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Dated: June 14, 2013	By:	/s/ R. Douglas Norby
R. Douglas Norby
Director

Dated: June 14, 2013	By:	/s/ Jon Olson
Jon Olson
Director

Dated: June 14, 2013	By:	/s/ Amit Shah
Amit Shah
Director

Dated: June 14, 2013	By:	/s/ Tim Wilson
Tim Wilson
Director

Dated: June 14, 2013	By:	/s/ Yunbei “Ben” Yu, Ph.D
Yunbei “Ben” Yu, Ph.D
Director

InvenSense, Inc.

INDEX TO EXHIBITS

TO

FORM 10-K ANNUAL REPORT

For the Year Ended

March 31, 2013

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Form of Third Amended and Restated Certificate of Incorporation of InvenSense, Inc.	S-1	333-167843	3.5	August 25, 2011
3.2	Form of Third Amended and Restated Bylaws of InvenSense, Inc.	S-1	333-167843	3.7	August 25, 2011
4.1	Form of InvenSense, Inc.’s Common Stock Certificate.	S-1	333-167843	4.1	August 25, 2011
4.2	Second Amended and Restated Investor Rights Agreement, dated March 28, 2008.	S-1	333-167843	4.2	June 28, 2010
4.3	Amendment to Second Amended and Restated Investor Rights Agreement, dated July 17, 2011.	S-1	333-167843	4.2.1	August 25, 2011
4.4	Waiver and Acknowledgement Under Second Amended and Restated Investor Rights Agreement, dated February 27, 2012.	S-1	333-179706	4.4	February 27, 2012
4.5	Form of Series B Preferred Stock Purchase Warrant issued on December 4, 2006 to investors in Series B financing.	S-1	333-167843	4.5	June 28, 2010
10.1†	InvenSense, Inc. 2004 Stock Incentive Plan, as amended, and related documents.	S-1	333-167843	10.1	June 28, 2010
10.2†	InvenSense, Inc. 2011 Stock Incentive Plan and related documents.	S-1	333-167843	10.2	August 25, 2011
10.3†	Form of Indemnification Agreement made by and between the Company and each of (i) Amit Shah, Artiman Ventures, L.P., Artiman Ventures Side Fund, L.P. and Artiman Ventures Side Fund II, L.P., (ii) Tim Wilson, Partech U.S. Partners IV, LLC, 45th Parallel, LLC and Multinvest, LLC, and (iii) Steven Nasiri.	S-1	333-167843	10.3	June 28, 2010
10.4†	Indemnification Agreement made by the Company for the benefit of Sierra Ventures IX, L.P., and its affiliates, dated March 28, 2008.	S-1	333-167843	10.4	June 28, 2010
10.5†	Form of Indemnification Agreement by and between the Company and each of its directors.	S-1	333-167843	10.16	August 25, 2011
10.6†	Offer Letter, between the Company and Stephen Lloyd, dated November 13, 2008.	S-1	333-167843	10.8	June 28, 2010
10.7†	Offer Letter, between the Company and Daniel Goehl, dated October 28, 2004.	S-1	333-167843	10.9	June 28, 2010
10.13†	Compensation Agreement, between the Company and Jim Callas, dated January 18, 2011.	S-1	333-167843	10.12	May 24, 2011
10.14†	Offer Letter, between the Company and Jim Callas, dated August 20, 2010.	S-1	333-167843	10.12.1	May 24, 2011
10.15†	Employment Agreement, between the Company and Alan Krock, dated as of May 31, 2011.	S-1	333-167843	10.13	August 25, 2011

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.16	Industrial Lease between the Company and AMB Property, L.P., dated June 13, 2007.	S-1	333-167843	10.13	June 28, 2010
10.17	First Amendment to Lease Agreement between the Company and AMB Property, L.P., dated June 26, 2009.	S-1	333-167843	10.14	June 28, 2010
10.18	Second Amendment to Lease Agreement between the Company and Prologis L.P., dated February 17, 2012.	8-K	001-35269	10.1	February 24, 2012
10.19	Employment Agreement between the Company and Behrooz Abdi, dated October 23, 2012	8-K	001-35269	10.1	October 23, 2012
10.20	Executive Change in Control and Severance Agreement between the Company and Behrooz Abdi, dated October 23, 2012	8-K	001-35269	10.2	October 23, 2012
10.21	Transition and Release Agreement between the Company and Steven Nasiri, dated October 23, 2012	8-K	001-35269	10.3	October 23, 2012
21.1	Subsidiary List.	S-1	333-179706	21.1	February 27, 2012
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included on signature page).
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase
101.DEF††	XBRL Taxonomy Extension Definition Linkbase
101.LAB††	XBRL Taxonomy Extension Label Linkbase
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase

†	Indicates a management contract or compensatory plan or arrangement.
††	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.