Form 10-Q
period 2013-06-30
InvenSense Inc
filed 2013-08-09
CIK 1294924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 001-35269

INVENSENSE, INC.

(Exact name of registrant as specified in its charter)

Delaware	01-0789977
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1745 Technology Drive San Jose, CA 95110

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 17, 2013
Common Stock, $0.001 par value	86,335,017

INVENSENSE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INVENSENSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30, 2013	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$110,224	$100,843
Short-term investments	59,767	77,040
Accounts receivable	31,901	30,098
Inventories	33,715	23,762
Prepaid expenses and other current assets	17,658	13,302

Total current assets	253,265	245,045
Property and equipment, net	11,637	8,650
Long-term investments	38,607	22,442
Other assets	3,482	2,957

Total assets	$306,991	$279,094

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,819	$14,464
Accrued liabilities	8,217	7,753

Total current liabilities	29,036	22,217
Long-term liabilities	7,636	6,930

Total liabilities	36,672	29,147

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value — 20,000 shares authorized, no shares issued and outstanding at June 30, 2013 and March 31, 2013	—	—
Common stock:
Common stock, $0.001 par value — 750,000 shares authorized, 86,210 shares issued and outstanding at June 30, 2013, 84,980 shares issued and outstanding at March 31, 2013	168,224	158,108
Accumulated other comprehensive income (loss)	(16)	50
Retained earnings	102,111	91,789

Total stockholders’ equity	270,319	249,947

Total liabilities and stockholders’ equity	$306,991	$279,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 30, 2013	July 1, 2012
Net revenue	$55,910	$39,202
Cost of revenue	26,591	17,639

Gross profit	29,319	21,563
Operating expenses:
Research and development	8,114	5,655
Selling, general and administrative	9,155	6,258

Total operating expenses	17,269	11,913

Income from operations	12,050	9,650
Other income, net	80	37

Income before income taxes	12,130	9,687
Income tax provision	1,808	2,036

Net income	$10,322	$7,651

Net income per share:
Basic	$0.12	$0.09

Diluted	$0.12	$0.09

Weighted average shares outstanding in computing net income per share:
Basic	85,038	81,184

Diluted	87,914	87,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	June 30, 2013	July 1, 2012
Net income	$10,322	$7,651
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments, net of tax benefit of $29 and $26 for three months ended June 30, 2013 and July 1, 2012, respectively	(66)	(48)

Total comprehensive income	$10,256	$7,603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	June 30, 2013	July 1, 2012
Cash flows from operating activities:
Net income	$10,322	$7,651
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	675	557
Loss on disposal of property and equipment	1	—
Stock-based compensation expense	2,818	1,673
Deferred income tax assets	(52)	(2)
Tax effect of employee benefit plans	2,724	1,215
Excess tax benefit from stock-based compensation	(2,724)	(1,215)
Changes in operating assets and liabilities:
Accounts receivable	(1,803)	(10,761)
Inventories	(9,953)	(7,697)
Prepaid expenses and other current assets	(2,301)	(694)
Other assets	(500)	986
Accounts payable	6,758	7,867
Accrued liabilities	428	(307)

Net cash provided by (used in) operating activities	6,393	(727)

Cash flows from investing activities:
Purchase of property and equipment	(3,954)	(1,586)
Proceeds from the sale of property and equipment	1	—
Sales and maturities of available-for-sale investments	28,526	3,126
Purchase of available-for-sale investments	(27,514)	(48,484)

Net cash used in investing activities	(2,941)	(46,944)

Cash flows from financing activities:
Proceeds from exercise of warrants	—	81
Proceeds from issuance of common stock	3,208	1,115
Offering costs	—	(340)
Payments of long-term debt and capital lease obligations	(3)	(7)
Excess tax benefit from stock-based compensation	2,724	1,215

Net cash provided by financing activities	5,929	2,064

Net increase (decrease) in cash and cash equivalents	9,381	(45,607)
Cash and cash equivalents:
Beginning of period	$100,843	$153,643

End of period	$110,224	$108,036

Supplemental disclosures of cash flow information:
Cash paid for interest	—	$1

Cash paid for income taxes	$87	$7

Noncash investing and financing activities:
Unpaid purchases of property and equipment	$1,555	$298

Unrealized (loss) gain from available-for-sale investments	$(95)	$73

Non-cash warrant exercises	—	$70

Proceeds from the exercise of stock options	$1,366	—

Unpaid accrued liabilities for offering costs incurred	—	$164

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Business

InvenSense, Inc. (“the Company”) was incorporated in California in June 2003 and reincorporated in Delaware in January 2004. The Company designs, develops, markets and sells MEMS gyroscopes for MotionTracking devices in consumer electronics and is dedicated to bringing the best-in-class size, performance and cost solutions to market. Targeting applications in smartphones and tablets, console and portable video gaming devices, digital still and video cameras, smart TVs (including digital set-top boxes, televisions and multi-media HDDs), navigation devices, toys, and health and fitness accessories, the Company delivers leading generation of motion interface solutions based on its advanced multi-axis gyroscope technology.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2013 included in the Company’s Annual Report on Form 10-K filed on June 14, 2013 with the Securities and Exchange Commission (“SEC”). No material changes have been made to the Company’s significant accounting policies since the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Certain Significant Business Risks and Uncertainties

The Company participates in the high-technology industry and believes that adverse changes in any of the following areas could have a material effect on the Company’s future financial position, results of operations, or cash flows: reliance on a limited number of primary customers to support the Company’s revenue generating activities; advances and trends in new technologies and industry standards; market acceptance of the Company’s products; development of sales channels; strategic relationships, including key component suppliers; litigation or claims against the Company based on intellectual property, patent, product, regulatory, or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

Fiscal Year

The Company’s fiscal year is a 52 or 53 week period ending on the Sunday closest to March 31. The Company’s most recent fiscal year (“Fiscal 2013”) ended on March 31, 2013 (“March 2013”). The first fiscal quarter in each of the two most recent fiscal years ended on June 30, 2013 (“three months ended June 30, 2013” or “June 2013”) and July 1, 2012 (“three months ended July 1, 2012” or “July 2012”), respectively, and each quarter period included 13 weeks.

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

The condensed consolidated balance sheet as of March 31, 2013, included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for the interim periods. The results of operations for the period ended June 30, 2013 is not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2014 or for any future year or interim period.

Basis of Consolidation

All intercompany transactions and balances have been eliminated upon consolidation. The functional currency of each of the Company’s subsidiaries is the U.S. dollar. Foreign currency gains or losses are recorded as “Other income, net” in the condensed consolidated statements of income.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates included in the condensed consolidated financial statements and related notes include income taxes, inventory valuation, stock-based compensation and warranty reserves. These estimates are based upon information available as of the date of the consolidated financial statements, and actual results could differ from those estimates.

Concentration of Credit Risk

At June 30, 2013, five customers each accounted for 16%, 14%, 11%, 11% and 10% of total accounts receivable. At July 1, 2012, six customers each accounted for 17%, 16%, 15%, 12%, 11% and 10% of total accounts receivable.

For the three months ended June 30, 2013, three customers each accounted for 26%, 11% and 11% of total net revenue. For the three months ended July 1, 2012, four customers each accounted for 19%, 13%, 12% and 11% of total net revenue.

Warranty

The Company’s warranty agreements are contract and component specific and can be up to three years for selected components. The Company’s accrual for anticipated warranty costs has declined primarily due to a decline in the historical volume of product returned under the warranty program. The accrual also includes management’s judgment regarding anticipated rates of warranty claims and associated repair costs. The following table summarizes the activity related to the product warranty liability during the three months ended June 30, 2013and July 1, 2012:

	Three Months Ended
	June 30, 2013	July 1, 2012
	(in thousands)
Beginning balance	$123	$361
Increase (decrease) in provision for warranty	21	53
Less: actual warranty costs	(8)	(13)

Ending balance	$136	$401

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period, which excludes dilutive unvested restricted stock.

Diluted net income per share is computed by dividing net income by the weighted average number of shares outstanding, including unvested restricted stock, certain warrants to purchase common stock and potential dilutive shares from the dilutive effect of outstanding stock options using the treasury stock method.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
	June 30, 2013	July 1, 2012
	(in thousands, except per share data)
Numerator:
Basic and Diluted:
Net income	$10,322	$7,651

Denominator:
Basic shares:
Weighted average shares used in computing basic net income per share	85,038	81,184

Diluted shares:
Weighted average shares used in computing basic net income per share	85,038	81,184
Effect of potentially dilutive securities:
Stock options and unvested restricted stock	2,797	5,675
Common stock warrants	79	221

Weighted average shares used in computing diluted net income per share	87,914	87,080

Net income per share:
Basic	$0.12	$0.09
Diluted	$0.12	$0.09

The following summarizes the potentially dilutive securities outstanding at the end of each period that were excluded from the computation of diluted net income per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended
	June 30, 2013	July 1, 2012
	(in thousands)
Employee stock options	4,906	1,583
Unvested restricted stock units	770	13

Total antidilutive securities	5,676	1,596

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU No. 2011-02 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, which is the Company’s fiscal interim period ended June 30, 2013 of fiscal year ending March 30, 2014, and the adoption did not impact the Company’s financial condition or results of operations.

2. Cash Equivalents and Available-for-sale Investments

At June 30, 2013, of the $110.2 million of the Company’s cash and cash equivalents, $86.1 million was cash and $24.1 million was cash equivalents invested in money market funds and commercial paper. Additionally, as of June 30, 2013, the Company had short-term available-for-sale investments of $59.8 million and long-term available-for-sale investments of $38.6 million totaling $98.4 million. Long-term investments as of June 30, 2013 of $38.6 million had scheduled maturities between one and five years from the balance sheet date.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair value measurements at each reporting date were as follows:

June 2013:

Assets measured at fair value on a recurring basis were presented in the Company’s condensed consolidated balance sheet as of June 30, 2013.

	June 2013 Balance	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3
	(in thousands)
Money Market Funds	$23,125	$23,125	$—	$—
Corporate Notes and Bonds	92,539	—	92,539	—
Commercial Paper	1,000	—	1,000	—
Municipal Notes and Bonds	3,836	—	3,836	—
U.S. Agency Securities	1,999	—	1,999	—

Total	$122,499	$23,125	$99,374	$—

Cash equivalents	$24,125	$23,125	$1,000	$—
Short-term investments	59,767	—	59,767	—
Long-term investments	38,607	—	38,607	—

Total	$122,499	$23,125	$99,374	$—

	June 2013 Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	June 2013 Estimated FMV
Corporate Notes and Bonds	$92,627	$—	$(88)	$92,539
Municipal Notes and Bonds	3,842	—	(6)	3,836
U.S. Agency Securities	2,000	—	(1)	1,999

Total Available-for-sale investments	$98,469	$—	$(95)	$98,374

Cash equivalents				24,125

Total Aggregate Fair Value				$122,499

The fair values of money market funds were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate notes and bonds, commercial paper, municipal notes and bonds and U.S. Agency Securities were derived from non-binding market consensus prices that are corroborated by observable market data.

There were no transfers of assets measured at fair value between Level 1 and Level 2 during the three months ended June 30, 2013.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

There were no transfers of assets measured at fair value between Level 1 and Level 2 during Fiscal 2013.

3. Balance Sheet Details

Inventories

Inventories at June 30, 2013 and March 31, 2013 consist of the following:

	June 2013	March 2013
	(in thousands)
Work in progress	$26,176	$18,803
Finished goods	7,539	4,959

Total Inventories	$33,715	$23,762

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at June 30, 2013 and March 31, 2013 consist of the following:

	June 2013	March 2013
	(in thousands)
Tax receivable	$8,018	$6,374
Advance to and receivable from vendors	3,683	2,824
Prepaid expenses	2,130	2,209
Proceeds receivable for taxes from exercise of stock options	1,997	—
Deferred tax assets	1,008	951
Other current assets	822	944

Total prepaid expenses and other current assets	$17,658	$13,302

The Company has agreements with foundry vendors to facilitate and expand capacity for the Company’s products. Certain of these agreements require advance payments to these foundry vendors, which are applied at agreed upon rates to subsequent wafer purchases from these vendors. The Company classifies advances expected to be applied towards purchases within 12 months as “Prepaid expenses and other current assets” and the remaining balances as “Other assets” on the Company’s condensed consolidated balance sheets. The Company believes that the advances to these vendors will be fully applied towards future purchases from these vendors. The Company made no payments to foundry vendors during the three months ended June 30, 2013 or during the three months ended July 1, 2012. During the three months ended July 1, 2012, the Company recognized an impairment loss of $0.4 million related to one of its vendor advances.

Property and Equipment

Property and equipment at June 30, 2013 and March 31, 2013 consist of the following:

	June 2013	March 2013
	(in thousands)
Production and lab equipment	$14,160	$11,654
Computer equipment and software	2,314	1,124
Equipment under construction	1,763	1,851
Leasehold improvements and furniture and fixtures	958	923

Subtotal	$19,195	$15,552
Accumulated depreciation and amortization	(7,558)	(6,902)

Property and equipment—net	$11,637	$8,650

Depreciation and amortization expense for the three months ended June 30, 2013 and July 1, 2012 was $0.7 million and $0.6 million, respectively. Equipment under construction consists primarily of production and lab equipment. Equipment under construction is not subject to depreciation until it is available for its intended use. All of the equipment under construction is expected to be completed and placed in service by the end of fiscal 2014. Capitalized leases consist of office equipment. For the three months ended June 30, 2013 and July 1, 2012, there were no new capitalized leases.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accrued Liabilities

Accrued liabilities at June 30, 2013 and March 31, 2013 consist of the following:

	June 2013	March 2013
	(in thousands)
Payroll-related expenses	$3,492	$2,777
Legal fees	1,678	884
Other accrued liabilities	1,320	819
Former CEO separation costs (1)	828	828
Bonuses	586	2,120
Engineering services	177	106
Warranty reserves	136	123
Income tax payable	—	96

Total accrued liabilities	$8,217	$7,753

(1)	During the third quarter of fiscal year 2013, the Company’s founder and CEO resigned. Under the terms of his employment agreement, he will receive severance payments totaling $828,000 through the end of fiscal year 2014.

4. Commitments and Contingencies

Operating Lease Obligations

The Company has non-cancelable operating leases for its facilities through fiscal year 2020.

Future minimum lease payments under operating leases as of June 30, 2013 are as follows:

Fiscal Years Ending:	Amount
(in thousands)
2014 (remainder)	$875
2015	2,631
2016	3,388
2017	3,623
2018	3,733
Beyond	6,755

Total	$21,005

The Company’s lease agreements provide for rental payments which have certain lease incentives and graduated rental payments. As a result, the rent expense is recognized on a straight-line basis over the term of the lease. The Company’s rental expense under operating leases was approximately $0.6 million and $0.5 million for the three months ended June 30, 2013 and July 1, 2012, respectively.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On March 11, 2013, STI filed a request with the United States International Trade Commission (“ITC”) that the ITC institute an investigation under Section 337 of the Tariff Act of 1930 against the Company, Roku, Inc., and Stanley Black & Decker, Inc., concerning the alleged infringement of five patents (collectively, the “ITC Patents”), three of which were previously asserted in ST Microelectronics Patent Litigation I and two of which are newly asserted patents. STI alleges that certain lnvenSense “MEMS” products and services, including but not limited to InvenSense’s ISZ, IMU, ITG, and MPU product lines, infringe one or more claims of the ITC Patents. STI additionally alleges that certain Roku devices that incorporate certain InvenSense MEMS products, including but not limited to the Roku 2 XS, infringe one or more claims of a subset of the ITC Patents. STI additionally alleges that certain Stanley Black & Decker devices that incorporate certain InvenSense MEMS products, including but not limited to the Black & Decker 4v Max Gyro Rechargeable Screwdriver, infringe one or more claims of a subset of the ITC Patents. On April 10, 2013, the ITC instituted this investigation. All five of the ITC patents are in reexamination or subject to inter partes review by the PTO, at the request of the Company. The Company intends to contest this investigation vigorously. On April 30, 2013, the Company filed a request with the ITC to stay proceedings pending final reexamination and inter partes review of the ITC patents. The request to stay was denied without prejudice on May 21, 2013. On July 17, 2013, the ITC issued an order ordering a Markman hearing and amending the procedural schedule for the investigation, in which it set the Marman hearing for September 13, 2013, the fact discovery cutoff date for September 20, 2013, the expert discovery cutoff date for November 20, 2013, the hearing to take place from January 21 to January 31, 2014, and the target date to be August 15, 2014. As this investigation is still in its early stages, the Company believes it is not yet possible to assess the merits of the Complainant’s claim.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On May 14, 2013, the Company brought a lawsuit against STI in federal court in the Eastern District of Texas, alleging that STI infringes three of the Company’s patents. The Company seeks to prevent STI’s unauthorized use of the Company’s patents and to be awarded monetary damages. On July 17, 2013, STI filed a motion to dismiss for improper venue, or in the alternative, to transfer the litigation to federal court in the Northern District of California. On July 30, 2013, the Company filed an unopposed request with the Court to file its response to STI’s motion to dismiss by August 19, 2013.

The Company indemnifies certain customers, distributors, suppliers and subcontractors for attorney fees and damages and costs awarded against such parties in certain circumstances in which the Company’s products are alleged to infringe third-party intellectual property rights, including patents, registered trademarks or copyrights. Indemnification costs are charged to operations as incurred. There were no indemnification costs for the three months ended June 30, 2013 and July 1, 2012.

5. Stockholders’ Equity

Stock Plans

In July 2011, the Company’s Board of Directors and its stockholders approved the establishment of the 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provides for annual increases in the number of shares available for issuance there under on the first business day of each fiscal year, beginning with the Company’s fiscal year following the year of this offering, equal to four percent (4%) of the number of shares of the Company’s common stock outstanding as of such date, which resulted in an annual increase of 3.4 million shares for fiscal year 2014.

Under the Company’s 2004 Stock Incentive Plan and 2011 Stock Incentive Plan (the “Plans”), the Board of Directors may grant either incentive stock options, nonqualified stock options, or stock awards to eligible persons, including employees, nonemployees, members of the Board of Directors, consultants and other independent advisors who provide services to the Company. As of June 30, 2013, the Company has reserved for issuance under the Plans a total of 22.9 million shares (including additional shares subject to automatic increase provisions under the 2011 Plan).

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock option activities of the Company under the Plans are as follows (in thousands, except per share amounts):

	Options Available for Grant	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—March 31, 2013	10,198	10,495	$7.65	7.49	38,135

Increase to stock option pool	3,399
Options granted (weighted-average fair value of $4.26 per share)	(540)	540	$11.82
Options exercised	—	(1,220)	$3.75
Options canceled	223	(223)	$9.02

Balance—June 30, 2013	13,280	9,592	$8.36	7.90	67,863

June 30, 2013
Vested and expected to vest		8,522	$8.07	7.77	62,745

Exercisable— June 30, 2013		3,129	$4.33	5.99	34,753

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

The aggregate intrinsic value of the stock options exercised during the three months ended June 30, 2013 and July 1, 2012 was $11.5 million and $6.0 million respectively. The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the estimated fair market value of the underlying common stock at the date of exercise.

The number of options expected to vest takes into account an estimate of expected forfeitures. The remaining unamortized stock-based compensation expense, reduced for estimated forfeitures and related to non-vested options, was $18.6 million, and $18.7 million at June 30, 2013 and March 31, 2013 respectively, and, for both periods will be amortized over a weighted-average remaining period of approximately 3.2 years. Total unrecognized expense will be adjusted for future changes in estimated forfeitures.

Weighted-Average Assumptions

Expected Term

Prior to the third quarter of fiscal year 2013, the Company use the simplified method described in Staff Accounting Bulletin Topic 14, Share-Based Payment, to estimate expected term. Beginning the third quarter of fiscal year 2013, the Company used historical experience to estimate expected term as it believes it had accumulated enough historical data on which to base this estimate. The change to historical data did not result in a significant change in the expected term used in the Black-Sholes computation.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	Three Months Ended
	June 30, 2013	July 1, 2012
Expected Term	4.67 years	6.04 years
Volatility	41.9%	48.5%
Risk-free interest rate	0.73%	0.92%
Dividend yield	0%	0%

Restricted Stock Units and Restricted Stock

Restricted stock unit and restricted stock activity of the Company under the Plans are as follows (in thousands, except per share amounts):

Restricted stock unit and restricted stock activity	Shares	Weighted average grant date fair value per share
	(in thousands)
Nonvested at March 31, 2013	806	$12.05
Granted	779	$12.77
Vested	(10)	$13.82
Forfeited	(40)	$12.53

Nonvested at June 30, 2013	1,535	$12.39

Restricted stock units and restricted stock granted to employees are generally subject to the employee’s continued service to the Company over that period. The fair value of restricted stock units and restricted stock is determined using the fair value of the Company’s common stock on the date of the grant. Compensation expense is generally recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. At June 30, 2013, there was approximately $14.3 million of total unrecognized compensation cost related to restricted stock units and restricted stock, which the Company expects to recognize over a weighted-average period of 3.50 years. The weighted-average grant-date fair value per share of restricted stock units and restricted stock awarded in the three months ended June 30, 2013 was $12.77. The weighted-average grant-date fair value per share of restricted stock units and restricted stock awarded in the three months ended July 1, 2012 was $13.49.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-Based Compensation Expense

Total employee stock-based compensation cost for the Company’s stock plans for the three months ended June 30, 2013 and July 1, 2012 is as follows:

	Three Months Ended
	June 30, 2013	July 1, 2012
	(in thousands)
Cost of revenue	$237	$152
Research and development	1,072	618
Selling, general and administrative	1,509	903

Total stock-based compensation expense	$2,818	$1,673

Common Stock

As of June 30, 2013 and March 31, 2013, common stock reserved for future issuance was as follows (in thousands):

	Number of Shares
Common stock reserved for issuance	June 2013	March 2013
Stock Plans:
Outstanding stock options	9,592	10,495
Outstanding restricted stock units and restricted stock	1,535	806
Reserved for future equity incentive grants	11,728	9,383

	22,855	20,684
Warrants to purchase common stock	94	94

Total common stock reserved for future issuances	22,949	20,778

6. Income Taxes

In the three months ended June 30, 2013 and July 1, 2012, the Company recorded an income tax provision of $1.8 million and $2.0 million respectively. The Company’s estimated 2014 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate partially offset by the unfavorable effects of non-deductible stock-based compensation expense.

The Company files U.S. federal income tax returns as well as income tax returns in California and various foreign jurisdictions. The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of June 30, 2013 because such earnings are to be reinvested indefinitely.

The Company’s tax years from 2003 and onwards could be subject to examinations by tax authorities in one or more tax jurisdictions. The Company has recorded $7.6 million of uncertain tax positions within “Long-term liabilities” on the condensed consolidated balance sheet as at June 30, 2013. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next twelve months. While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, the Company’s provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, the Consolidated Financial Statements and Notes thereto for the year ended March 31, 2013, and with management’s discussion and analysis of our financial condition and results of operations included in our Annual Report on Form 10-K with the Securities and Exchange Commission (SEC) on June 14, 2013.

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These forward-looking statements include our expectations as to future sales of consumer electronics devices that could potentially integrate motion processors, our expectation that our products will remain a component of customers’ products throughout any such product’s life cycle, our belief that users of our products are likely to introduce these products into other devices as well as to adopt our more advanced devices, our belief that certain end-markets pose large growth opportunities for motion processing functionality, our ability to protect our intellectual property in the United States and abroad, our belief in the sufficiency of our cash flows to meet our needs and our future financial and operating results. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-Q. These factors include, but are not limited to, the risks referred to under Item 1A. of Part I — “Risk Factors,” included in the Company’s Annual Report on Form 10-K filed on June 14, 2013 with the SEC and Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussed elsewhere in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

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

•	In February 2013, we introduced the MPU-9350, an integrated accelerometer, gyroscope, and electronic compass in a 3x3x1mm package that has a 28% lower power consumption than its predecessor.

•	In February 2013, we also introduced the ITG-3501, with an industry first 0.75mm height and lowest power consumption of only 5.9mW (3.3mA at 1.8V).

•	In May 2013, we announced the IDG-2030 and IXZ-2030 dual-axis OIS gyroscopes. OIS eliminates the effects of hand jitter to achieve blur free images and jitter free HD video.

•

In May 2013, we announced the MPU-6521 MEMS SoC, which is the world’s smallest, lowest profile, and lowest power 6-axis solution. The slim profile MPU-6521 is targeted for the next-generation of smartphones, tablets, gaming devices, motion-based remote controls, and wearable sensors.

•	In June 2013, we announced a family of 6 Industrial MotionTracking solutions including 3-axis gyroscopes and integrated 6-axis gyroscopes plus accelerometers.

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

(in thousands)	Three Months Ended
	June 30, 2013	July 1, 2012
Net revenue	$55,910	$39,202

Net revenue for the three months ended June 30, 2013 increased by $16.7 million, or 43%, year-over-year, primarily due to higher volume shipments to an expanded customer base, including manufacturers of smartphones, tablet devices and digital television and set-top box remote controls, partially offset by lower volume shipments to gaming manufacturers and by per unit sold average selling price erosion. Total unit shipments for the three months ended June 30, 2013 increased by 83% year-over-year. Our overall average unit selling price for the three months ended June 30, 2013 decreased 22% year-over-year as a result of the change in our product mix and declines in average selling prices associated with products primarily introduced in prior years. We expect a continued trend of declining unit average selling prices for our products during their life cycles.

For the three months ended June 30, 2013, three customers each accounted for 26% (Samsung), 11% (Sharp) and 11% (Sony) of total net revenue. For the three months ended July 1, 2012, four customers each accounted for 19% (Samsung), 13% (Nintendo), 12% (HTC) and 11% (Quanta) of total net revenue. No other customers accounted for more than 10% of total net revenue for the three months ended June 30, 2013 or July 1, 2012.

Net Revenue by Target End Market

	Three Months Ended
	June 30, 2013	July 1, 2012
	(in thousands)
Smartphone and tablet devices	$42,971	$29,403
% of net revenue	77%	75%
Gaming	$1,960	$5,238
% of net revenue	3%	13%
Optical image stabilization and other	$10,979	$4,561
% of net revenue	20%	12%

Net revenue growth and contribution to total net revenue for the smartphone/tablet end market for the three months ended June 30, 2013 reflects significant expansion of the smartphone portion of the handset market, growth in the market for tablet computing devices, growth in the market for Optical Image Stabilization devices and increased adoption of our technologies in those devices during that time period. The net revenue decline and contribution to total net revenue for the gaming end market for the three months ended June 30, 2013 reflects a declining consumer market for console gaming and shift to mobile device and online gaming during that time period.

Net Revenue by Geographic Region

	Three Months Ended
Region	June 30, 2013	July 1, 2012
Korea	$19,838	$12,265
Japan	15,525	9,155
Taiwan	4,188	11,147
United States	5,906	1,338
China	6,216	4,995
Rest of world	4,236	302

	$55,910	$39,202

We primarily sell our products directly to customers and distributors in Asia which consists primarily of Korea, Japan, Taiwan and China. We believe that a substantial majority of our net revenue will continue to come from sales to customers located in Asia, where most of the manufacturers of consumer electronics devices that use and may in the future use our products are located. As a result of this regional customer concentration, we may be subject to economic and political events and other developments that impact our customers in Asia. For more information, see the section titled “Risk Factors— “Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business”, referred to under Item 1A. of Part I in our Annual Report on Form 10-K filed on June 14, 2013 with the SEC.

Cost of Revenue

Cost of revenue primarily consists of manufacturing, packaging, assembly and testing costs for our products, shipping costs, costs of personnel, including stock-based compensation, warranty costs and write-downs or benefits related to excess and obsolete inventory.

(in thousands)	Three Months Ended
	June 30, 2013	July 1, 2012
Cost of revenue	$26,591	$17,639
% of net revenue	48%	45%

Cost of revenue for the three months ended June 30, 2013 increased by $9.0 million, or 51%, year-over-year, due to an increase in unit sales of our products, partially offset by improvements in unit cost driven by transition to smaller footprint products, and continued improvements in our production yields and efficiency.

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

•	the proportion of our products that are sold through direct versus indirect channels;

•	our ability to attain volume manufacturing pricing from our foundry partners and suppliers; and

•	growth in our headcount and other related costs incurred in our organization.

(in thousands)	Three Months Ended
	June 30, 2013	July 1, 2012
Gross profit	$29,319	$21,563
% of net revenue	52%	55%

Gross profit for the three months ended June 30, 2013 increased by $7.8 million, or 36%, year-over-year, due to an increase in unit sales of our products, partially off-set by decreases in average selling price per unit sold for comparable products. For the three months ended June 30, 2013, gross profit as a percentage of sales, or gross margin, decreased due to the effect of reductions in average selling price per unit sold for comparable products and changes in product mix sold, partially offset by the benefit of previously written down inventories of $0.3 million, or approximately 1% of net revenue. For the three months ended July 1, 2012, the benefit of the sale of previously written down inventories was $1.6 million, or approximately 4% of net revenue.

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

(in thousands)	Three Months Ended
	June 30, 2013	July 1, 2012
Research and development	$8,114	$5,655
% of net revenue	15%	14%

Research and development expense for the three months ended June 30, 2013 increased by $2.5 million, or 44%, year-over-year. The increase was primarily attributable to a $1.2 million increase in employee cash compensation and benefits costs due to an increase in the number of employees, a $0.5 million increase in stock-based compensation expense due to an increase in the number of employees, and a $0.3 million increase in outside services. Research and development headcount was 128 at the end of June 30, 2013 and 99 at the end of July 1, 2012. Additions to headcount primarily supported expansion of new product and future technology development activities.

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

	Three Months Ended
(in thousands)	June 30, 2012	July 1, 2012
Selling, general and administrative	$9,155	$6,258
% of net revenue	16%	16%

Selling, general and administrative expense for the three months ended June 30, 2013 increased by $2.9 million, or 46%, year-over-year. The increase was primarily attributable to a $1.6 million increase in legal costs due primarily to patent litigation activities and a $0.6 million increase in stock-based compensation driven by an increase in the number of employees. Selling, general and administrative headcount increased to 101 at June 30, 2013 from 97 July 1, 2012. Additions to headcount primarily supported expanded geographic, customer and market opportunities for our products.

Income From Operations

(in thousands)	Three Months Ended
	June 30, 2013	July 1, 2012
Income from operations	$12,050	$9,650
% of net revenue	22%	25%

Income from operations for the three months ended June 30, 2013 increased by $2.4 million, or 25%, year-over-year, primarily due to increased gross profit of $7.8 million, offset by higher operating expenses of $5.4 million. As a percentage of net revenues, income from operations decreased by 3%.

Other Income, Net

(in thousands)	Three Months Ended
	June 30, 2013	July 1, 2012
Other income, net	$80	$37
% of net revenue	—%	—%

Other income, net increased by $43,000 or 116%, for the three months ended June 30, 2013 compared to the three months ended July 1, 2012. The increase in other income was primarily due to increased interest income of $125,000 on higher investment balances, off-set by a $82,000 increase in foreign exchange loss compared to the three months ended July 1, 2012.

Income Tax Provision

(in thousands)	Three Months Ended
	June 30, 2013	July 1, 2012
Income tax provision	$1,808	$2,036
% of income before income taxes	15%	21%

For the three months ended June 30, 2013, the Company recorded an income tax provision of $1.8 million, compared to an income tax provision of $2.0 million for the three months ended July 1, 2012. The decrease in the provision for income taxes was primarily due to income attributable to foreign jurisdictions where the tax rate is lower than the U.S. tax rate and also due to a two year extension of the R&D Tax Credit. The “American Taxpayer Relief Act of 2012”, which the President signed into law on January 2, 2013, extends the credit retroactively and is now set to expire at the end of calendar year 2013. The Company’s estimated fiscal year 2014 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate.

Net Income

(in thousands)	Three Months Ended
	June 30, 2013	July 1, 2012
Net income	$10,322	$7,651
% of net revenue	18%	20%

Net income for the three months ended June 30, 2013 increased by $2.7 million, or 35%, year-over-year, primarily due to increased unit shipments, increased gross profit and a lower effective tax rate.

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

We believe that the assumptions and estimates associated with income taxes, inventory valuation, and stock-based compensation have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to the our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on June 14, 2013.

Liquidity and Capital Resources

Since our inception, our operations have been financed primarily by net proceeds of $50.2 million from the issuance of shares of our preferred stock, net proceeds of $75.2 million from the issuance of shares in public offerings and $35.3 million, $44.4 million and $7.9 million in cash generated from operations in fiscal years 2013, 2012 and 2011, respectively. As of June 30, 2013, we had $208.6 million of cash, cash equivalents and investments. Although the majority of our sales in fiscal years 2013, 2012 and 2011 were generated from a limited number of customers, we increased the number of total customers and the volume of sales to those customers during fiscal years 2013, 2012 and 2011. We expect that trend to continue as the markets for our products continue to develop and increase.

We believe our current cash, along with net cash provided by operating activities, will be sufficient to satisfy our liquidity requirements for the next 12 months. We also believe our current cash, along with net cash provided by operating activities position us to pursue value-creating acquisitions if opportunities arise. Our liquidity may be negatively impacted as a result of a decline in sales of our products due to a decline in our end markets, decrease in sales of our customers’ products in the market, or adoption of competitors’ products. Additionally, $61.6 million of the $110.2 million of cash and cash equivalents was held by our foreign subsidiaries as of June 30, 2013. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the United States, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

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

Below is a summary of our cash flows (used in) provided by operating activities, investing activities and financing activities for the periods indicated:

(in thousands)	Three months Ended
	June 30, 2013	July 1, 2012
Net cash provided by (used in) operating activities	$6,393	$(727)
Net cash used in investing activities	(2,941)	(46,944)
Net cash provided by financing activities	5,929	2,064

Net increase (decrease) in cash and cash equivalents	$9,381	$(45,607)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the three months ended June 30, 2013 of $6.4 million primarily reflected net income of $10.3 million and non-cash expenses of $3.5 million, partially off-set by a net increase in operating assets and liabilities of $7.4 million consisting primarily of an increase in “Inventories” of $10.0 million, “Prepaid expenses and other current assets” of $2.3 million and “Accounts receivable” of $1.8 million, partially off-set by an increase in “Accounts payable” of $6.8 million and “Accrued liabilities” of $0.4 million. Non-cash expenses of $3.5 million consisted primarily of stock-based compensation of $2.8 million and depreciation and amortization of $0.7 million.

The $10.0 million increase in “Inventories” was attributable to increased production of products to meet future demand.

The $6.8 million increase in “Accounts payable” was due primarily to higher inventory receipts to support the increased production of products along with the timing related to the payment of trade accounts.

The $2.3 million increase in “Prepaid expenses and other current assets” was primarily attributed to higher advances to vendors, income tax receivable and prepaid expenses.

The $1.8 million increase in “Accounts receivable” principally relates to increased sales associated with an upward trend in demand in June 30, 2013 compared with March 2013.

The $0.4 million increase in “Accrued liabilities” is due primarily to higher accrued legal and payroll related expenses, partially offset by lower accrued bonuses.

Net cash used in operating activities in the first three months of fiscal year 2013 of $0.7 million, primarily reflected net income of $7.7 million and non-cash expenses of $2.2 million, offset by a net increase in operating assets and liabilities of $10.6 million. The $10.6 million net increase in operating assets and liabilities consisted primarily of an increase in accounts receivable of $10.8 million and an increase in inventories of $7.7 million, partially offset by an increase in accounts payable of $7.9 million. Non-cash expenses of $2.2 million consisted primarily of depreciation and amortization of $0.6 million and stock-based compensation of $1.7 million.

Net Cash Used in Investing Activities

Net cash used in investing activities in the three months ended June 30, 2013 of $2.9 million primarily reflected the purchase of property and equipment of $3.9 million, and the purchase of available-for-sale investments of $27.5 million, partially off-set by the sale and maturity of available-for-sale investments of $28.5 million.

Net cash used in investing activities in the first three months of fiscal year 2013 of $46.9 million primarily reflected the purchase of property and equipment of $1.6 million, the purchase of available for sale investments of $48.5 million, offset by the sale of available for sale investments of $3.1 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the three months ended June 30, 2013 of $5.9 million resulted primarily from proceeds from the issuance of common stock of $3.2 million and excess tax benefit from stock-based compensation of $2.7 million.

Net cash provided by financing activities in the first three months of fiscal year 2013 of $2.1 million resulted primarily from proceeds from the issuance of common stock of $1.1 million and excess tax benefit from stock-based compensation of $1.2 million.

Off Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2013, we were not involved in any unconsolidated SPE transactions

Warranties and Indemnification

In connection with the sale of products in the ordinary course of business, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and agree to indemnify customers against third-party claims for such infringement. Further, our bylaws require us to indemnify our officers and directors against any action that may arise out of their services in that capacity. We have not been subject to any material liabilities under such provisions and therefore believe that our exposure for these indemnification obligations is minimal. Accordingly, we have no liabilities recorded for these indemnity agreements as of June 30, 2013.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of June 30, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$21,005	$875	$9,643	$7,576	$2,911
Purchase obligations	43,437	43,437	—	—	—

Total contractual obligations	$64,442	$44,312	$9,643	$7,576	$2,911

Operating leases consist of contractual obligations from agreements for non-cancelable office space. Purchase obligations consist of the minimum purchase commitments made to contract manufacturers.

Included in our gross unrecognized tax benefits balance of $8.7 million at June 30, 2013 are $7.6 million of tax positions which would affect income tax expense if recognized. As of June 30, 2013, approximately $1.0 million of unrecognized tax benefits would be offset by a change in valuation allowance. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur. As a result, these amounts are not included in the tables above.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU No. 2011-02 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, which is our fiscal interim period ended June 30, 2013 of fiscal year ending March 30, 2014, and the adoption did not impact our financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents and investments of $110.2 million at June 30, 2013, which was held for liquidity purposes. We do not enter into investments for trading or speculative purposes. A 10% change in interest rates will not have a material impact on our future interest income or investment fair value. As of June 30, 2013, our cash, cash equivalents and investments were in money market funds, corporate notes and bonds, commercial paper and U.S. agency securities.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

During the first quarter of fiscal 2014, we completed the initial conversion from our former Enterprise Resource Planning (“ERP”) system to a new Oracle ERP system including modules for global customer order-to-cash settlement, procurement to payment processing, inventory production management, and general ledger and consolidations. The next phase of this conversion effort primarily includes our Customer Relationship Management (“CRM”) module which is expected to be implemented within the 2013 calendar year. While we expect this new ERP system will strengthen our internal financial controls by automating manual processes and standardizing business processes across our organization, management will continue to evaluate and monitor our internal controls and processes and procedures in each of the affected areas. There were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 11, 2013, STI filed a request with the United States International Trade Commission (“ITC”) that the ITC institute an investigation under Section 337 of the Tariff Act of 1930 against the Company, Roku, Inc., and Stanley Black & Decker, Inc., concerning the alleged infringement of five patents (collectively, the “ITC Patents”), three of which were previously asserted in ST Microelectronics Patent Litigation I and two of which are newly asserted patents. STI alleges that certain lnvenSense “MEMS” products and services, including but not limited to InvenSense’s ISZ, IMU, ITG, and MPU product lines, infringe one or more claims of the ITC Patents. STI additionally alleges that certain Roku devices that incorporate certain InvenSense MEMS products, including but not limited to the Roku 2 XS, infringe one or more claims of a subset of the ITC Patents. STI additionally alleges that certain Stanley Black & Decker devices that incorporate certain InvenSense MEMS products, including but not limited to the Black & Decker 4v Max Gyro Rechargeable Screwdriver, infringe one or more claims of a subset of the ITC Patents. On April 10, 2013, the ITC instituted this investigation. All five of the ITC patents are in reexamination or subject to inter partes review by the PTO, at the request of the Company. The Company intends to contest this investigation vigorously. On April 30, 2013, the Company filed a request with the ITC to stay proceedings pending final reexamination and inter partes review of the ITC patents. The request to stay was denied without prejudice on May 21, 2013. On July 17, 2013, the ITC issued an order ordering a Markman hearing and amending the procedural schedule for the investigation, in which it set the Marman hearing for September 13, 2013, the fact discovery cutoff date for September 20, 2013, the expert discovery cutoff date for November 20, 2013, the hearing to take place from January 21 to January 31, 2014, and the target date to be August 15, 2014. As this investigation is still in its early stages, the Company believes it is not yet possible to assess the merits of the Complainant’s claim.

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

On May 14, 2013, the Company brought a lawsuit against STI in federal court in the Eastern District of Texas, alleging that STI infringes three of the Company’s patents. The Company seeks to prevent STI’s unauthorized use of the Company’s patents and to be awarded monetary damages. On July 17, 2013, STI filed a motion to dismiss for improper venue, or in the alternative, to transfer the litigation to federal court in the Northern District of California. On July 30, 2013, the Company filed an unopposed request with the Court to file its response to STI’s motion to dismiss by August 19, 2013.

The Company indemnifies certain customers, distributors, suppliers and subcontractors for attorney fees and damages and costs awarded against such parties in certain circumstances in which the Company’s products are alleged to infringe third-party intellectual property rights, including patents, registered trademarks or copyrights. Indemnification costs are charged to operations as incurred. There were no indemnification costs for fiscal 2013, fiscal 2012, and fiscal 2011.

ITEM 1A.	RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. The risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

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

Dated: August 9, 2013	INVENSENSE, INC.

	By:	/s/ Alan Krock
Alan Krock
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Office Lease between the Company and CA The Concourse Limited Partnership dated May 16, 2013.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and March 31, 2013, (ii) Condensed Consolidated Statements of Income for the three months ended June 30, 2013 and July 1, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for three months ended June 30, 2013 and July 1, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and July 1, 2012 and (v) Notes to Condensed Consolidated Financial Statements.

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.