Form 10-Q
period 2013-09-29
InvenSense Inc
filed 2013-11-08
CIK 1294924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 4, 2013
Common Stock, $0.001 par value	87,455,450

INVENSENSE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVENSENSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 29, 2013	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$118,183	$100,843
Short-term investments	43,342	77,040
Accounts receivable	35,566	30,098
Inventories	38,469	23,762
Prepaid expenses and other current assets	13,728	13,302

Total current assets	249,288	245,045
Property and equipment, net	16,677	8,650
Long-term investments	56,236	22,442
Other assets	3,046	2,957

Total assets	$325,247	$279,094

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,418	$14,464
Accrued liabilities	12,387	7,753

Total current liabilities	26,805	22,217
Long-term liabilities	7,637	6,930

Total liabilities	34,442	29,147

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value — 20,000 shares authorized, no shares issued and outstanding at September 29, 2013 and March 31, 2013	—	—
Common stock:
Common stock, $0.001 par value — 750,000 shares authorized, 87,046 shares issued and outstanding at September 29, 2013, 84,980 shares issued and outstanding at March 31, 2013	175,127	158,108
Accumulated other comprehensive income (loss)	(41)	50
Retained earnings	115,719	91,789

Total stockholders’ equity	290,805	249,947

Total liabilities and stockholders’ equity	$325,247	$279,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net revenue	$70,941	$55,294	$126,851	$94,496
Cost of revenue	34,364	24,923	60,955	42,562

Gross profit	36,577	30,371	65,896	51,934
Operating expenses:
Research and development	9,810	5,918	17,924	11,574
Selling, general and administrative	11,424	7,202	20,580	13,459

Total operating expenses	21,234	13,120	38,504	25,033

Income from operations	15,343	17,251	27,392	26,901
Other income, net	210	54	291	90

Income before income taxes	15,553	17,305	27,683	26,991
Income tax provision	1,945	3,641	3,753	5,676

Net income	$13,608	$13,664	$23,930	$21,315

Net income per share:
Basic	$0.16	$0.17	$0.28	$0.26

Diluted	$0.15	$0.16	$0.27	$0.24

Weighted average shares outstanding used in computing net income per share:
Basic	86,289	82,429	85,658	81,806

Diluted	89,778	87,257	88,841	87,168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net income	$13,608	$13,664	$23,930	$21,315
Other comprehensive income:
Unrealized gain on available-for-sale investments, net of tax	26	157	91	83

Total comprehensive income	$13,634	$13,821	$24,021	$21,398

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	September 29, 2013	September 30, 2012
Cash flows from operating activities:
Net income	$23,930	$21,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,524	1,158
Stock-based compensation expense	6,177	3,692
Deferred income tax assets	(5)	(4)
Tax effect of employee benefit plans	3,231	2,707
Excess tax benefit from stock-based compensation	(3,231)	(2,707)
Changes in operating assets and liabilities:
Accounts receivable	(5,468)	(18,181)
Inventories	(14,707)	(8,968)
Prepaid expenses and other current assets	(485)	259
Other assets	(63)	696
Accounts payable	765	3,375
Accrued liabilities	4,789	1,839

Net cash provided by operating activities	16,457	5,181

Cash flows from investing activities:
Purchase of property and equipment	(9,805)	(2,249)
Sale and maturities of available-for-sale investments	46,197	7,926
Purchase of available-for-sale investments	(46,345)	(103,765)

Net cash used in investing activities	(9,953)	(98,088)

Cash flows from financing activities:
Proceeds from exercise of warrants	—	81
Proceeds from exercise of common stock	7,611	3,321
Offering costs	—	(465)
Payments of long-term debt and capital lease obligations	(6)	(14)
Excess tax benefit from stock-based compensation	3,231	2,707

Net cash provided by financing activities	10,836	5,630

Net increase (decrease) in cash and cash equivalents	17,340	(87,277)
Cash and cash equivalents:
Beginning of period	100,843	153,643

End of period	$118,183	$66,366

Supplemental disclosures of cash flow information:
Net cash received (paid) for income taxes	$3,329	$(20)

Noncash investing and financing activities:
Unpaid purchases of property and equipment purchased	$1,591	$236

Unrealized gain from available-for-sale investments	$109	$83

Non-cash warrant exercises	—	$70

Unpaid accrued liabilities for offering costs incurred	—	$6

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

Fiscal Year

The Company’s fiscal year is a 52 or 53 week period ending on the Sunday closest to March 31. The Company’s most recent fiscal year (“Fiscal 2013”) ended on March 31, 2013 (“March 2013”). The second fiscal quarter in each of the two most recent fiscal years ended on September 29, 2013 (“three months ended September 29, 2013” or “September 2013”) and September 30, 2012 (“three months ended September 30, 2012” or “September 2012”), respectively, and each quarter period included 13 weeks.

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

The condensed consolidated balance sheet as of March 31, 2013, included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for the interim periods. The results of operations for the period ended September 29, 2013 is not necessarily indicative of the results to be expected for the fiscal year ending March 30, 2014 or for any future year or interim period.

Basis of Consolidation

All intercompany transactions and balances have been eliminated upon consolidation. The functional currency of each of the Company’s subsidiaries is the U.S. dollar. Foreign currency gains or losses are recorded as “Other income, net” in the condensed consolidated statements of income.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates included in the condensed consolidated financial statements and related notes include income taxes, inventory valuation, stock-based compensation, loss contingencies and warranty reserves. These estimates are based upon information available as of the date of the consolidated financial statements, and actual results could differ from those estimates.

Concentration of Credit Risk

At September 29, 2013, four customers each accounted for 22%, 21%, 12% and 10% of total accounts receivable. At September 30, 2012, five customers each accounted for 23%, 19%, 15%, 12%, and 11% of total accounts receivable.

For the three months ended September 29, 2013, two customers each accounted for 36% and 14% of total net revenue. For the six months ended September 29, 2013, one customer accounted for 31% of total net revenue. For the three months ended September 30, 2012, three customers each accounted for 29%, 19% and 17% of total net revenue. For the six months ended September 30, 2012, three customers each accounted for 22%, 19% and 15% of total net revenue.

Warranty

The Company’s warranty agreements are contract and component specific and can be up to three years for selected components. The Company’s accrual for anticipated warranty costs has declined primarily due to a decline in the historical volume of product returned under the warranty program. The accrual also includes management’s judgment regarding anticipated rates of warranty claims and associated repair costs. The following table summarizes the activity related to the product warranty liability during the six months ended September 29, 2013 and September 30, 2012:

	Six Months Ended
	September 29, 2013	September 30, 2012
	(in thousands)
Beginning balance	$123	$361
(Decrease) increase in provision for warranty	(6)	102
Less: actual warranty costs	(16)	(27)

Ending balance	$101	$436

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in thousands, except per share data)
Numerator:
Basic and Diluted:
Net income	$13,608	$13,664	$23,930	$21,315

Denominator:
Basic shares:
Weighted average shares used in computing basic net income per share	86,289	82,429	85,658	81,806

Diluted shares:
Weighted average shares used in computing basic net income per share	86,289	82,429	85,658	81,806
Effect of potentially dilutive securities:
Stock options and unvested restricted stock	3,405	4,657	3,101	5,166
Common stock warrants	84	171	82	196

Weighted average shares used in computing diluted net income per share	89,778	87,257	88,841	87,168

Net income per share:
Basic	$0.16	$0.17	$0.28	$0.26
Diluted	$0.15	$0.16	$0.27	$0.24

The following summarizes the potentially dilutive securities outstanding at the end of each period that were excluded from the computation of diluted net income per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in thousands)
Employee stock options	1,644	2,304	4,418	2,304
Unvested restricted stock units	250	152	589	152

Total antidilutive securities	1,894	2,456	5,007	2,456

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.     Cash Equivalents and Available-for-sale Investments

At September 29, 2013, of the $118.2 million of the Company’s cash and cash equivalents, $94.9 million was cash and $23.3 million was cash equivalents invested in money market funds and commercial paper. At September 29, 2013, $64.4 million of the $118.2 million of cash and cash equivalents were held by our foreign subsidiaries. Additionally, as of September 29, 2013, the Company had short-term available-for-sale investments of $43.3 million and long-term available-for-sale investments of $56.2 million totaling $99.5 million. Long-term investments as of September 29, 2013 of $56.2 million had scheduled maturities between one and five years from the balance sheet date.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair value measurements at each reporting date were as follows:

        September 2013:

Assets measured at fair value on a recurring basis were presented in the Company’s condensed consolidated balance sheet as of September 29, 2013.

	September 2013 Balance	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3
	(in thousands)
Investment Class
Money Market Funds	$23,252	$23,252	$—	$—
Corporate Notes and Bonds	93,608	—	93,608	—
Municipal Notes and Bonds	3,970	—	3,970	—
U.S. Agency Securities	2,000	—	2,000	—

Total	$122,830	$23,252	$99,578	$—

Financial Statement Classification
Cash equivalents	$23,252	$23,252	$—	$—
Short-term investments	43,342	—	43,342	—
Long-term investments	56,236	—	56,236	—

Total	$122,830	$23,252	$99,578	$—

	September 2013 Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	September 2013 Estimated FMV
Investment Class
Corporate Notes and Bonds and Municipal Notes and Bonds	$93,499	$109	$—	$93,608
Municipal Notes and Bonds	3,970	—	—	3,970
U.S. Agency Securities	2,000	—	—	2,000

Total Available-for-sale investments	$99,469	$109	$—	$99,578

Cash equivalents				23,252

Total Aggregate Fair Value				$122,830

The fair values of money market funds were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate notes and bonds, municipal notes and bonds and U.S. Agency Securities were derived from non-binding market consensus prices that are corroborated by observable market data.

There were no transfers of assets measured at fair value between Level 1 and Level 2 during the three months ended September 29, 2013.

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
Investment Class
Money Market Funds	$22,860	$22,860	$—	$—
Corporate Notes and Bonds	94,485	—	94,485	—
Commercial Paper	2,998	—	2,998	—
U.S. Agency Securities	1,999	—	1,999	—

Total	$122,342	$22,860	$99,482	$—

Financial Statement Classification
Cash equivalents	$22,860	$22,860	$—	$—
Short-term investments	77,040	—	77,040	—
Long-term investments	22,442	—	22,442	—

Total	$122,342	$22,860	$99,482	$—

	March 2013 Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	March 2013 Estimated FMV
Investment Class
Corporate Notes and Bonds	$94,407	$78	$—	$94,485
Commercial Paper	2,997	1	—	2,998
U.S. Agency Securities	2,001	—	(2)	1,999

Total Available-for-sale investments	$99,405	$79	$(2)	$99,482

Cash equivalents				22,860

Total Aggregate Fair Value				$122,342

There were no transfers of assets measured at fair value between Level 1 and Level 2 during Fiscal 2013.

3.    Balance Sheet Details

Inventories

Inventories at September 29, 2013 and March 31, 2013 consist of the following:

	September 2013	March 2013
	(in thousands)
Work in progress	$26,449	$18,803
Finished goods	12,020	4,959

Total inventories	$38,469	$23,762

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at September 29, 2013 and March 31, 2013 consist of the following:

	September 2013	March 2013
	(in thousands)
Tax receivable	$4,361	$6,374
Advance to and receivable from vendors	2,873	2,824
Prepaid expenses	2,505	2,209
Deferred tax assets	949	951
Other current assets	3,040	944

Total prepaid expenses and other current assets	$13,728	$13,302

The Company has agreements with foundry vendors to facilitate and expand production and development capacity for the Company’s products. Certain of these agreements require advance payments to these foundry vendors, which are applied at agreed upon rates to subsequent wafer purchases from these vendors. The Company classifies advances expected to be applied towards purchases within 12 months as “Prepaid expenses and other current assets” and the remaining balances as “Other assets” on the Company’s condensed consolidated balance sheets. The Company believes that the advances to these vendors will be fully applied towards future purchases from these vendors. The Company made $0.8 million of advance payments to foundry vendors during the three and six months ended September 29, 2013. The Company made no payments to foundry vendors during the three and six months ended September 30, 2012.

Property and Equipment

Property and equipment at September 29, 2013 and March 31, 2013 consist of the following:

	September 2013	March 2013
	(in thousands)
Production and lab equipment	$15,897	$11,654
Computer equipment and software	2,984	1,124
Equipment under construction	4,170	1,851
Leasehold improvements and furniture and fixtures	2,041	923

Subtotal	$25,092	$15,552
Accumulated depreciation and amortization	(8,415)	(6,902)

Property and equipment—net	$16,677	$8,650

Depreciation and amortization expense for the three and six months ended September 29, 2013 was $0.8 million and $1.5 million, respectively. Depreciation and amortization expense for the three and six months ended September 30, 2012 was $0.6 million and $1.2 million, respectively. Equipment under construction consists primarily of production and lab equipment. Equipment under construction is not subject to depreciation until it is available for its intended use. All of the equipment under construction is expected to be completed and placed in service by the end of fiscal 2014. Capitalized leases consist of office equipment. For the three and six months ended September 29, 2013 and September 30, 2012, there were no new capitalized leases.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accrued Liabilities

Accrued liabilities at September 29, 2013 and March 31, 2013 consist of the following:

	September 2013	March 2013
	(in thousands)
Payroll-related expenses	$2,774	$2,777
Legal fees	3,646	884
Other accrued liabilities	3,975	819
Former CEO separation costs (1)	278	828
Bonuses	1,390	2,120
Engineering services	178	106
Warranty reserves	101	123
Income tax payable	45	96

Total accrued liabilities	$12,387	$7,753

(1)	During the third quarter of fiscal year 2013, the Company’s founder and CEO resigned. Under the terms of his employment agreement, he will receive severance payments totaling $828,000 through the end of fiscal year 2014.

4.    Commitments and Contingencies

Operating Lease Obligations

The Company has non-cancelable operating leases for its facilities through fiscal year 2020.

Future minimum lease payments under operating leases as of September 29, 2013 are as follows:

Fiscal Years Ending:	Amount
(in thousands)
2014 (remainder)	$722
2015	2,756
2016	3,468
2017	3,647
2018	3,732
Beyond	6,756

Total	$21,081

The Company’s lease agreements provide for rental payments which have certain lease incentives and graduated rental payments. As a result, the rent expense is recognized on a straight-line basis over the term of the lease. The Company’s rental expense under operating leases was approximately $1.2 million and $1.8 million for the three and six months ended September 29, 2013, respectively. The Company’s rental expense under operating leases was approximately $0.5 million and $1.0 million for the three and six months ended September 30, 2012, respectively.

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

On March 11, 2013, STI filed a request with the United States International Trade Commission (“ITC”) that the ITC institute an investigation under Section 337 of the Tariff Act of 1930 against the Company, Roku, Inc., and Black & Decker (U.S.) Inc., concerning the alleged infringement of five patents (collectively, the “ITC Patents”), three of which were previously asserted in ST Microelectronics Patent Litigation I and two of which are newly asserted patents. STI alleges that certain InvenSense “MEMS” products and services, including but not limited to InvenSense’s ISZ, IMU, ITG, and MPU product lines, infringe one or more claims of the ITC Patents. STI additionally alleges that certain Roku devices that incorporate certain InvenSense MEMS products, including but not limited to the Roku 2 XS, infringe one or more claims of a subset of the ITC Patents. STI additionally alleges that certain Black & Decker devices that incorporate certain InvenSense MEMS products, including but not limited to the Black & Decker 4v Max Gyro Rechargeable Screwdriver, infringe one or more claims of a subset of the ITC Patents. On April 10, 2013, the ITC instituted this investigation. All five of the ITC patents are in reexamination or subject to inter partes review by the PTO, at the request of the Company, and the PTO has rejected many of the asserted claims in the currently-pending reexaminations and inter partes reviews. The Company has contested this investigation vigorously and will continue to do so. On April 30, 2013, the Company filed a request with the ITC to stay proceedings pending final reexamination and inter partes review of the ITC patents. The request to stay was denied without prejudice on May 21, 2013. On July 17, 2013, the ITC issued an order ordering a Markman hearing and amending the procedural schedule for the investigation, in which it set the Markman hearing for September 13, 2013. On September 13, 2013, the ITC held a Markman hearing, but no Markman order has been issued. On June 11, 2013, August 14, 2013, and October 14, 2013, the parties met for settlement conferences ordered by the ITC, but the parties were unable to agree to a settlement of the claims in this investigation. On September 30, 2013, the ITC announced that in the event of a government shutdown the schedules and deadlines for all investigations would be tolled, all hearings and conferences would be postponed, and that the ITC may reconsider schedules after resuming operations. From October 1-16, 2013, the ITC shut down as part of the government shutdown. On November 5, 2013, the ITC issued an order further amending the procedural schedule for the investigation, in which is set the expert discovery cutoff date for December 20, 2013, the hearing to take place from February 7 to 20, 2014, and the target date to be September 23, 2014. The Company believes it is not yet possible to assess the merits of the Complainant’s claim.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On May 14, 2013, the Company brought a lawsuit against STI in federal court in the Eastern District of Texas, alleging that STI infringes three of the Company’s patents. The Company has asserted three patents against STI in this case: U.S. Patent Nos. 8,347,717, 8,351,773, 8,250,921. The Company seeks to prevent STI’s unauthorized use of the Company’s patents and to be awarded monetary damages. STI has filed motions to dismiss, transfer, and stay, all of which are fully briefed and are pending before the court. The case will continue to move forward pending resolution of the outstanding motions. The court conducted a scheduling conference in September, and discovery is underway in the case. Parties have exchanged their respective infringement and invalidity contentions. Also, the Company has amended its compliant to add STI’s parent STNV to the lawsuit. STNV has filed a motion to dismiss and the Company has filed its opposition brief to it.

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

Under the Company’s 2004 Stock Incentive Plan and 2011 Stock Incentive Plan (the “Plans”), the Board of Directors may grant either incentive stock options, nonqualified stock options, or stock awards to eligible persons, including employees, nonemployees, members of the Board of Directors, consultants and other independent advisors who provide services to the Company. As of September 29, 2013, the Company has reserved for issuance under the Plans a total of 18.6 million shares (plus additional shares subject to automatic increase provisions under the 2011 Plan).

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock option activities of the Company under the Plans are as follows (in thousands, except per share amounts):

	Options Available for Grant	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—March 31, 2013	10,198	10,495	$7.65	7.49	38,135

Increase to stock option pool	3,399
Options granted (weighted-average fair value of $5.64 per share)	(1,303)	1,303	$15.35
Options exercised	—	(2,050)	$3.71
Options canceled	377	(377)	$9.71

Balance—September 29, 2013	12,671	9,371	$9.50	8.11	79,600

September 29, 2013
Vested and expected to vest		8,339	$9.23	8.01	73,122

Exercisable—September 29, 2013		2,736	$6.47	5.21	34,938

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

The aggregate intrinsic value of the stock options exercised during the three and six months ended September 29, 2013 was $11.3 million and $22.8 million respectively. The aggregate intrinsic value of the stock options exercised during the three and six months ended September 30, 2012 was $13.7 million and $19.7 million respectively. The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the estimated fair market value of the underlying common stock at the date of exercise.

The number of options expected to vest takes into account an estimate of expected forfeitures. The remaining unamortized stock-based compensation expense, reduced for estimated forfeitures and related to non-vested options, was $20.7 million, and $18.7 million at September 29, 2013 and March 31, 2013 respectively, and, for both periods will be amortized over a weighted-average remaining period of approximately 3.1 years. Total unrecognized expense will be adjusted for future changes in estimated forfeitures.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company used the following weighted-average assumptions in determining stock-based compensation expense for the three and six months ended September 29, 2013 and September 30, 2012.

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Expected Term	4.7 years	6.6 years	4.7 years	6.3 years
Volatility	41.9%	48.0%	41.7%	48.3%
Risk-free interest rate	1.5%	1.0%	1.2%	1.0%
Dividend yield	0%	0%	0%	0%

Restricted Stock Units and Restricted Stock

Restricted stock unit and restricted stock activity of the Company under the Plans are as follows (in thousands, except per share amounts):

Restricted stock unit and restricted stock activity	Shares	Weighted average grant date fair value per share
	(in thousands)
Nonvested at March 31, 2013	806	$12.05
Granted	1,348	14.69
Vested	(19)	13.65
Forfeited	(85)	12.77

Nonvested at September 29, 2013	2,050	$13.74

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted stock units and restricted stock granted to employees are generally subject to the employee’s continued service to the Company over that period. The fair value of restricted stock units and restricted stock is determined using the fair value of the Company’s common stock on the date of the grant. Compensation expense is generally recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. At September 29, 2013, there was approximately $20.7 million of total unrecognized compensation cost related to restricted stock units and restricted stock, which the Company expects to recognize over a weighted-average period of 3.4 years. The weighted-average grant-date fair value per share of restricted stock units and restricted stock awarded in the three months ended September 29, 2013 was $14.69. The weighted-average grant-date fair value per share of restricted stock units and restricted stock awarded in the three months ended September 30, 2012 was $13.13.

Stock-Based Compensation Expense

Total stock-based compensation cost for the Company’s stock plans for the three and six months ended September 29, 2013 and September 30, 2012 is as follows:

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in thousands)
Cost of revenue	$259	$179	$495	$331
Research and development	1,204	705	2,277	1,323
Selling, general and administrative	1,897	1,135	3,405	2,038

Total stock-based compensation expense	$3,360	$2,019	$6,177	$3,692

Common Stock

        As of September 29, 2013 and March 31, 2013, common stock reserved for future issuance was as follows (in thousands):

	Number of Shares
Common stock reserved for issuance	September 2013	March 2013
Stock Plans:
Outstanding stock options	9,371	10,495
Outstanding restricted stock units and restricted stock	2,050	806
Reserved for future equity incentive grants	10,500	9,383

	21,921	20,684
Warrants to purchase common stock	94	94

Total common stock reserved for future issuances	22,015	20,778

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.    Income Taxes

In the three and six months ended September 29, 2013, the Company recorded an income tax provision of $1.9 million and $3.8 million respectively. In the three and six months ended September 30, 2012, the Company recorded an income tax provision of $3.6 million and $5.7 million respectively. The Company’s estimated 2014 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate partially offset by the unfavorable effects of non-deductible stock-based compensation expense.

The Company files U.S. federal income tax returns as well as income tax returns in California and various foreign jurisdictions. The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of September 29, 2013 because such earnings are to be reinvested indefinitely.

The Company’s tax years from 2003 and onwards could be subject to examinations by tax authorities in one or more tax jurisdictions. The Company has recorded $8.8 million of uncertain tax positions within “Long-term liabilities” on the condensed consolidated balance sheet as at September 29, 2013. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next twelve months. While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, the Company’s provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

7.    Subsequent Events

On October 14, 2013, the Company entered into a definitive Master Asset Purchase and Sale Agreement with Analog Devices, Inc. (“ADI”). The transaction closed on October 31, 2013. The Company acquired certain assets relating to ADI’s MEMS microphone business for a purchase price of $100 million in cash. The Company also agreed to a contingent cash payment of up to $70 million payable upon the achievement of certain revenue performance targets. ADI licensed certain technology related to the MEMS microphone business to the Company on a royalty-free, worldwide basis, and provides certain transition services to the Company following the closing. As permitted by ASU 805-10-50, the Company was not able to include certain required disclosures in its quarterly report on Form 10-Q for the three months ended September 29, 2013 because the information necessary to complete the preliminary purchase price allocation related to the acquisition was not yet available. The Company incurred $0.1 million of acquisition-related costs in the three months ended September 29, 2013.

On November 6, 2013, the Company announced its pricing of $150 million aggregate principal amount of 1.75% Convertible Senior Notes due 2018 (the “Notes”), in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Company also announced that it granted the initial purchaser of the Notes an option to purchase up to an additional $25.0 million aggregate principal amount of the Notes, which the initial purchaser subsequently exercised. The Notes offered have not been registered under the Securities Act, or applicable state securities laws or blue sky laws, and may not be offered or sold in the United States absent registration under the Securities Act and applicable state securities laws or available exemptions from the registration requirements.

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

Overview

Business Overview

We are the pioneer and a global market leader in devices for the motion interface market that detect and track an object’s motion in three-dimensional space. Our MotionTracking devices combine micro-electro-mechanical system, or (MEMS) motion sensors, such as accelerometers, gyroscopes and compasses, with mixed-signal integrated circuits (ICs) and proprietary algorithms and firmware that intelligently process, synthesize and calibrate the output of sensors for use by software applications via an application programming interface (API). Our MotionTracking devices are differentiated by small form factor, high level of integration, performance, reliability and cost effectiveness. While our solutions have broad applicability, we currently target consumer electronics applications such as smartphones and tablets, console and portable video gaming devices, digital still and video cameras, smart TVs (including digital set-top boxes, televisions and multi-media HDDs), navigation devices, industrial sensors, toys, and health and fitness accessories. We utilize a fabless model, leveraging current CMOS and MEMS foundries and semiconductor packaging supply chains.

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

(in thousands)	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net revenue	$70,941	$55,294	$126,851	$94,496

Net revenue for the three and six months ended September 29, 2013 increased by $15.6 million and $32.4 million, or 28 % and 34%, respectively, compared to the same periods of the prior fiscal year, primarily due to higher volume shipments to an expanded customer base, including manufacturers of smartphones, tablet devices and digital television and set-top box remote controls, partially offset by lower volume shipments to gaming manufacturers and by per unit sold average selling price erosion. Total unit shipments for the three and six months ended September 29, 2013 increased 81% and 81%, respectively, compared to the same periods of the prior fiscal year. Our overall average unit selling price for the three and six months ended September 29, 2013 decreased 29% and 25%, respectively, compared to the same periods of the prior fiscal year, as a result of the change in our product mix and declines in average selling prices associated with products primarily introduced in prior years. We expect a continued trend of declining unit average selling prices for our products during their life cycles.

For the three months ended September 29, 2013, two customers each accounted for 36% (Samsung) and 14% (Nintendo) of total net revenue. For the six months ended September 29, 2013, one customer accounted for 31% (Samsung) of total net revenue. For the three months ended September 30, 2012, three customers each accounted for 29% (Nintendo), 19% (Samsung) and 17% (Quanta) of total net revenue. For the six months ended September 30, 2012, three customers each accounted for 22% (Nintendo), 19% (Samsung) and 15% (Quanta) of total net revenue.

No other customers accounted for more than 10% of total net revenue for the three and six months ended September 29, 2013 or September 30, 2012.

Net Revenue by End Market

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in thousands)
Smartphone and tablet devices	$50,950	$34,563	$93,921	$63,966
% of net revenue	72%	63%	74%	68%
Gaming	$9,647	$15,935	$11,607	$21,173
% of net revenue	13%	29%	9%	22%
Optical image stabilization and other	$10,344	$4,796	$21,323	$9,357
% of net revenue	15%	9%	17%	10%

Net revenue growth and contribution to total net revenue for the smartphone/tablet end market for the three and six months ended September 29, 2013, compared to the same periods of the prior fiscal year, reflects significant expansion of the smartphone portion of the handset market, growth in the market for tablet computing devices and increased adoption of our technologies in those devices. Net revenue growth and contribution to total net revenue for the optimal image stabilization and other end market for the three and six months ended September 29, 2013, compared to the same periods of the prior fiscal year, reflects significantly increased adoption of our technology for optical image stabilization in smartphone camera modules. The net revenue decline and contribution to total net revenue for the gaming end market for the three and six months ended September 29, 2013, compared to the same periods of the prior fiscal year, reflects a declining consumer market for console gaming and a shift to mobile devices and online gaming.

Net Revenue by Geographic Region

	Three Months Ended		Six Months Ended
Region	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in thousands)
Korea	$30,503	$15,321	$50,365	$27,585
Japan	15,533	21,442	31,077	30,597
Taiwan	8,871	11,859	13,059	23,005
United States	8,755	3,229	14,974	4,567
China	6,366	3,087	12,218	8,082
Rest of world	913	356	5,158	660

	$70,941	$55,294	$126,851	$94,496

The net revenue increase in Korea reflects growing demand primarily by mobile device customers. The net revenue decrease in Japan reflects a declining consumer market for console gaming due to a shift to mobile device and online gaming. We primarily sell our products directly to customers and distributors in Asia which consists mainly of Korea, Japan, Taiwan and China. We believe that a substantial majority of our net revenue will continue to come from sales to customers located in Asia, where most of the manufacturers of consumer electronics devices that use and may in the future use our products are located. As a result of this regional customer concentration, we may be subject to economic and political events and other developments that impact our customers in Asia. For more information, see the section titled “Risk Factors— “Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business”, referred to under Item 1A. of Part I in our Annual Report on Form 10-K filed on June 14, 2013 with the SEC.

Cost of Revenue

Cost of revenue primarily consists of manufacturing, packaging, assembly and testing costs for our products, shipping costs, costs of personnel, including stock-based compensation, warranty costs and write-downs or benefits related to excess and obsolete inventory.

(in thousands)	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Cost of revenue	$34,364	$24,923	$60,955	$42,562
% of net revenue	48%	45%	48%	45%

Cost of revenue for the three and six months ended September 29, 2013 increased by $9.4 million and $18.4 million, or 38% and 43%, respectively, compared to the same periods of the prior fiscal year, due to an increase in unit sales of our products, partially offset by improvements in unit cost driven by transition to smaller footprint products, and continued improvements in our production yields and efficiency.

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

We price our products based on market and competitive conditions and periodically reduce the price of our products as market and competitive conditions change. Typically we experience price decreases over the life cycle of our products, which may vary by market and customer. As a result, if we are not able to decrease the cost of our products in line with the price decreases of our products, we may experience a reduction in our gross profit and gross margin. Gross margin has been and will continue to be affected by a variety of factors, including:

•	demand for our products and services;

•	our ability to add new product features to our existing products;

•	the rate of adoption of our products by new markets;

•	product manufacturing cost and yields;

•	write-downs of inventory for excess quantity and technological obsolescence;

•	benefit from sale of previously written down inventories;

•	product mix;

•	erosion of average selling prices, as required by agreements entered into with our customers and in anticipation of competitive pricing pressures, new product introductions by us and our competitors, product end of life programs, and for other reasons;

•	the proportion of our products that are sold through direct versus indirect channels;

•	our ability to attain volume manufacturing pricing from our foundry partners and suppliers; and

•	growth in our headcount and other related costs incurred in our organization.

(in thousands)	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Gross profit	$36,577	$30,371	$65,896	$51,934
% of net revenue	52%	55%	52%	55%

Gross profit for the three and six months ended September 29, 2013 increased by $6.2 million and $14.0 million, or 20% and 27%, respectively, compared to the same periods of the prior fiscal year, due to an increase in unit sales of our products, partially off-set by decreases in average selling price per unit sold for comparable products. For the three and six months ended September 29, 2013, gross profit as a percentage of sales, or gross margin, decreased, compared to the same periods of the prior fiscal year, due to the effect of reductions in average selling price per unit sold for comparable products and changes in product mix sold. For the three and six months ended September 29, 2013, gross margin benefit of previously written down inventories was nil and $0.3 million, or approximately nil% and 0.2% of net revenue, respectively. For the three and six months ended September 30, 2012, gross margin benefit of previously written down inventories was $0.9 million and $2.5 million, or approximately 1.6% and 2.7% of net revenue, respectively. We expect gross margins to fluctuate during future periods due to changes in product mix, average unit selling prices, manufacturing costs, manufacturing yields and levels of product demand.

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

(in thousands)	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Research and development	$9,810	$5,918	$17,924	$11,574
% of net revenue	14%	11%	14%	12%

Research and development expense for the three and six months ended September 29, 2013 increased by $3.9 million and $6.4 million, or 66% and 55%, respectively, compared to the same periods of the prior fiscal year. The increase for the three and six months ended September 29, 2013, respectively, was primarily attributable to increases of $1.3 million and $2.5 million in employee cash compensation and benefit costs due to an increase in the number of employees, increases of $0.6 million and $0.8 million in supplies expense due to an increase in technology development activities, increases of $0.5 million and $1.0 million in stock-based compensation expense due to an increase in the number of employees and increases of $0.4 million and $0.6 million in outside services related to the increase in technology development activities. Research and development headcount was 132 at the end of September 29, 2013 and 104 at the end of September 30, 2012. Additions to headcount primarily supported expansion of new product and future technology development activities.

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

(in thousands)	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Selling, general and administrative	$11,424	$7,202	$20,580	$13,459
% of net revenue	16%	13%	16%	14%

Selling, general and administrative expense for the three and six months ended September 29, 2013 increased by $4.2 million and $7.1 million, or 59 % and 53%, respectively, compared to the same periods of the prior fiscal year. The increase for the three and six months ended September 29, 2013, respectively, was primarily attributable to increases of $ 2.6 million and $4.2 million in legal costs due mainly to patent litigation activities and increases of $0.8 million and $1.4 million in stock-based compensation driven by an increase in the number of employees. Selling, general and administrative headcount increased to 111 at September 29, 2013 from 99 at September 30, 2012. Additions to headcount primarily supported expanded geographic, customer and market opportunities for our products.

Income From Operations

(in thousands)	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Income from operations	$15,343	$17,251	$27,392	$26,901
% of net revenue	22%	31%	22%	29%

Income from operations for the three and six months ended September 29, 2013 decreased by $1.9 million and increased by $0.5 million, or (11)% and 2%, respectively, compared to the same periods of the prior fiscal year, primarily due to increased gross profit of $6.2 million and $14.0 million, offset by higher operating expenses of $8.1 million and $13.5 million, respectively.

Other Income, Net

(in thousands)	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Other income, net	$210	$54	$291	$90
% of net revenue	—%	—%	—%	—%

Other income, net for the three and six months ended September 29, 2013 increased by $0.2 million and $0.2 million, or 289% and 223%, respectively, compared to the same periods of the prior fiscal year. The increase for the respective periods was primarily due to increased interest income of $0.1 million and $0.1 million on higher investment balances and increases of $0.1 million and $0.1 million in foreign exchange gain.

Income Tax Provision

(in thousands)	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Income tax provision	$1,945	$3,641	$3,753	$5,676
% of income before income taxes	13%	21%	14%	21%

In the three and six months ended September 29, 2013, the Company recorded an income tax provision of $1.9 million and $3.8 million respectively. In the three and six months ended September 30, 2012, the Company recorded an income tax provision of $3.6 million and $5.7 million respectively. The decrease in the provision for income taxes for the three and six months ended September 29, 2013, compared to the same periods of the prior fiscal year, was primarily due to income attributable to foreign jurisdictions where the tax rate is lower than the U.S. tax rate and also due to a two year extension of the R&D Tax Credit. The “American Taxpayer Relief Act of 2012”, signed into law by the President on January 2, 2013, extends the credit retroactively and is now set to expire at the end of calendar year 2013. The Company’s estimated fiscal year 2014 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate.

Net Income

(in thousands)	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net income	$13,608	$13,664	$23,930	$21,315
% of net revenue	19%	24%	19%	23%

Net income for the three and six months ended September 29, 2013 decreased by $0.1 million and increased $2.6 million, or 0.4% and 12%, respectively, compared to the same periods of the prior fiscal year, primarily due to increased unit shipments, increased gross profit and a lower effective tax rate, offset by increased operating expenses in the current periods.

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

Liquidity and Capital Resources

Since our inception, our operations have been financed primarily by net proceeds of $50.2 million from the issuance of shares of our preferred stock, net proceeds of $75.2 million from the issuance of shares of common stock in public offerings and $35.3 million, $44.4 million and $7.9 million in cash generated from operations in fiscal years 2013, 2012 and 2011, respectively. As of September 29, 2013, we had $217.8 million of cash, cash equivalents and investments. Although the majority of our sales are generated from a limited number of customers, we expect the aggregate number of customers and the volume of sales to those customers to increase as the number of applications for our products continue to increase.

We believe our current cash, along with net cash provided by operating activities, will be sufficient to satisfy our liquidity requirements for the next 12 months. We also believe our current cash, along with net cash provided by operating activities and the Convertible Senior Notes described in Note 7 of this Quarterly Report on Form 10-Q, position us to pursue value-creating acquisitions if opportunities arise. Our liquidity may be negatively impacted as a result of a decline in sales of our products due to a decline in our end markets, decrease in sales of our customers’ products in the market, or adoption of competitors’ products. Additionally, at September 29, 2013, $64.4 million of $118.2 million of cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the United States, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our primary uses of cash are to fund operating expenses, purchases of inventory, acquisition of property and equipment and business acquisition related activities. Cash used to fund operating expenses excludes the impact of non-cash items such as depreciation and stock-based compensation and is impacted by the timing of when we pay these expenses as reflected in the change in our outstanding accounts payable and accrued expenses.

Our primary sources of cash are cash receipts on accounts receivable from our shipment of products to customers and distributors and convertible debt. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period depending on the payment cycles of our major customers and distributors.

Below is a summary of our cash flows (used in) provided by operating activities, investing activities and financing activities for the following periods:

(in thousands)	Six Months Ended
	September 29, 2013	September 30, 2012
Net cash provided by operating activities	$16,458	$5,181
Net cash used in investing activities	(9,954)	(98,088)
Net cash provided by financing activities	10,836	5,630

Net increase (decrease) in cash and cash equivalents	$17,340	$(87,277)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the six months ended September 29, 2013 of $16.5 million primarily reflected net income of $23.9 million and non-cash expenses of $7.7 million, partially off-set by a net change in operating assets and liabilities of $15.2 million consisting primarily of an increase in “Inventories” of $14.7 million, and “Accounts receivable” of $5.5 million, partially off-set by an increase in “Accrued liabilities” of $4.8 million. Non-cash expenses of $7.7 million consisted primarily of stock-based compensation of $6.2 million and depreciation and amortization of $1.5 million. The $14.7 million increase in “Inventories” was attributable to increased production to meet future demand. The $5.5 million increase in “Accounts receivable” principally relates to increased sales associated with an upward trend in demand in September 29, 2013 compared with March 2013. The $4.8 million increase in “Accrued liabilities” is due primarily to higher accrued legal and payroll related expenses.

Net cash provided by operating activities for the six months ended September 30, 2012 of $5.2 million, primarily reflected net income of $21.3 million, non-cash expenses of $4.8 million and a net decrease in operating assets and liabilities of $21.0 million consisting primarily of an increase in accounts receivable of $18.2 million and inventories of $9.0 million, and an increase in accounts payable of $3.4 million. Each of these increases resulted primarily from our increase in sales volume weighted towards the end of the second quarter of fiscal year 2013, and correspondingly, the increase in inventory to support future sales. Non-cash expenses of $4.8 million consisted primarily of depreciation and amortization of $1.2 million and stock-based compensation of $3.7 million.

Net Cash Used in Investing Activities

Net cash used in investing activities in the six months ended September 29, 2013 of $10.0 million primarily reflected the purchase of available-for-sale investments of $46.3 million and the purchase of property and equipment of $9.8 million, partially off-set by the sale and maturity of available-for-sale investments of $46.2 million.

Net cash used in investing activities in the six months ended September 30, 2012 of $98.1 million primarily reflected the purchase of available-for-sale investments of $103.8 million and the purchase of property and equipment of $2.2 million, partially offset by the sale of available-for-sale investments of $7.9 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended September 29, 2013 of $10.8 million resulted primarily from proceeds from the issuance of common stock of $7.6 million and excess tax benefit from stock-based compensation of $3.2 million.

Net cash provided by financing activities in the six months ended September 30, 2012 of $5.6 million resulted primarily from proceeds from the issuance of common stock of $3.3 million and excess tax benefit from stock based compensation of 2.7 million.

Off Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 29, 2013, we were not involved in any unconsolidated SPE transactions

Warranties and Indemnification

In connection with the sale of products in the ordinary course of business, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and agree to indemnify customers against third-party claims for such infringement. Further, our bylaws require us to indemnify our officers and directors against any action that may arise out of their services in that capacity. We have not been subject to any material liabilities under such provisions and therefore believe that our exposure for these indemnification obligations is minimal. Accordingly, we have no liabilities recorded for these indemnity agreements as of September 29, 2013.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of September 29, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$21,081	$722	$9,872	$7,576	$2,911
Purchase obligations	62,957	62,957	—	—	—

Total contractual obligations	$84,038	$63,679	$9,872	$7,576	$2,911

Operating leases consist of contractual obligations from agreements for non-cancelable office space. Purchase obligations consist of the minimum purchase commitments made to contract manufacturers.

Included in our gross unrecognized tax benefits balance of $9.9 million at September 29, 2013 are $8.8 million of tax positions which would affect income tax expense if recognized. As of September 29, 2013, approximately $1.1 million of unrecognized tax benefits would be offset by a change in valuation allowance. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur. As a result, these amounts are not included in the tables above.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents and investments of $217.8 million at September 29, 2013, which was held for liquidity purposes. We do not enter into investments for trading or speculative purposes. A 10% change in interest rates will not have a material impact on our future interest income or investment fair value. As of September 29, 2013, our cash, cash equivalents and investments were in money market funds, corporate notes and bonds, commercial paper and U.S. agency securities.

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

Changes in Internal Control

During the first quarter of fiscal 2014, we completed the initial conversion from our former Enterprise Resource Planning (“ERP”) system to a new Oracle ERP system including modules for global customer order-to-cash settlement, procurement to payment processing, inventory production management, and general ledger and consolidations. The next phase of this conversion effort primarily includes our Customer Relationship Management (“CRM”) system which is expected to be completed with the 2013 calendar year. While we expect this new ERP system to strengthen our internal financial controls by automating manual processes and standardizing business processes across our organization, management will continue to evaluate and monitor our internal controls and processes and procedures in each of the affected areas. There were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 11, 2013, STI filed a request with the United States International Trade Commission (“ITC”) that the ITC institute an investigation under Section 337 of the Tariff Act of 1930 against the Company, Roku, Inc., and Black & Decker (U.S.) Inc., concerning the alleged infringement of five patents (collectively, the “ITC Patents”), three of which were previously asserted in ST Microelectronics Patent Litigation I and two of which are newly asserted patents. STI alleges that certain InvenSense “MEMS” products and services, including but not limited to InvenSense’s ISZ, IMU, ITG, and MPU product lines, infringe one or more claims of the ITC Patents. STI additionally alleges that certain Roku devices that incorporate certain InvenSense MEMS products, including but not limited to the Roku 2 XS, infringe one or more claims of a subset of the ITC Patents. STI additionally alleges that certain Black & Decker devices that incorporate certain InvenSense MEMS products, including but not limited to the Black & Decker 4v Max Gyro Rechargeable Screwdriver, infringe one or more claims of a subset of the ITC Patents. On April 10, 2013, the ITC instituted this investigation. All five of the ITC patents are in reexamination or subject to inter partes review by the PTO, at the request of the Company, and the PTO has rejected many of the asserted claims in the currently-pending reexaminations and inter partes reviews. The Company has contested this investigation vigorously and will continue to do so. On April 30, 2013, the Company filed a request with the ITC to stay proceedings pending final reexamination and inter partes review of the ITC patents. The request to stay was denied without prejudice on May 21, 2013. On July 17, 2013, the ITC issued an order ordering a Markman hearing and amending the procedural schedule for the investigation, in which it set the Markman hearing for September 13, 2013. On September 13, 2013, the ITC held a Markman hearing, but no Markman order has been issued. On June 11, 2013, August 14, 2013, and October 14, 2013, the parties met for settlement conferences ordered by the ITC, but the parties were unable to agree to a settlement of the claims in this investigation. On September 30, 2013, the ITC announced that in the event of a government shutdown the schedules and deadlines for all investigations would be tolled, all hearings and conferences would be postponed, and that the ITC may reconsider schedules after resuming operations. From October 1-16, 2013, the ITC shut down as part of the government shutdown. On November 5, 2013, the ITC issued an order further amending the procedural schedule for the investigation, in which is set the expert discovery cutoff date for December 20, 2013, the hearing to take place from February 7 to 20, 2014, and the target date to be September 23, 2014. The Company believes it is not yet possible to assess the merits of the Complainant’s claim.

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

On May 14, 2013, the Company brought a lawsuit against STI in federal court in the Eastern District of Texas, alleging that STI infringes three of the Company’s patents. The Company has asserted three patents against STI in this case: U.S. Patent Nos. 8,347,717, 8,351,773, 8,250,921. The Company seeks to prevent STI’s unauthorized use of the Company’s patents and to be awarded monetary damages. STI has filed motions to dismiss, transfer, and stay, all of which are fully briefed and are pending before the court. The case will continue to move forward pending resolution of the outstanding motions. The court conducted a scheduling conference in September, and discovery is underway in the case. Parties have exchanged their respective infringement and invalidity contentions. Also, the Company has amended its compliant to add STI’s parent STNV to the lawsuit. STNV has filed a motion to dismiss and the Company has filed its opposition brief to it.

The Company indemnifies certain customers, distributors, suppliers and subcontractors for attorney fees and damages and costs awarded against such parties in certain circumstances in which the Company’s products are alleged to infringe third-party intellectual property rights, including patents, registered trademarks or copyrights. Indemnification costs are charged to operations as incurred.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. The risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 except as noted below:

Acquisitions or strategic investments may not generate the results expected and could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.

We recently concluded the acquisition of the assets of Analog Devices, Inc.’s MEMS microphone business line, including carrying over approximately 37 employees and support operations located in Wilmington, Massachusetts, Bratislava, Slovakia and Shanghai, China, for $100 million in cash, with potential additional payments of up to $70 million upon achievement of certain revenue targets over the 12 months following closing of the transaction. We expect to continue to pursue acquisitions of, or strategic investments into, companies, technologies and products that we believe could accelerate our ability to compete in our core markets or allow us to enter new markets. This and other strategic transactions may involve numerous risks, any of which could harm our business, including:

•	difficulties in integrating the manufacturing, operations, technologies, products, offices, systems, existing contracts, accounting, personnel and culture of acquired business or company and realizing the anticipated synergies of the combined businesses;

•	difficulties in supporting and transitioning customers, if any, of the acquired business or company;

•	diversion of financial and management resources from our existing operations;

•	the price we pay or other resources that we devote may exceed the value we actually realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity or for our existing operations;

•	risks associated with entering new markets in which we have limited or no experience, including risks related to technology, customers, competitors, product cycles, customer demand, terms and conditions and other industry specific issues;

•	potential loss of key employees;

•	customers, potential customers or strategic partners from either our current business or the acquired business may terminate or scale back their business relationships with us for many reasons, including to reduce reliance on a single company or because they view the combined businesses as potentially competitive;

•	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the acquired company’s products;

•	inability to generate sufficient revenue and profitability to offset acquisition costs;

•	equity-based acquisitions may have a dilutive effect on our stock; and

•	inability to successfully consummate transactions with identified acquisition or investment candidates.

Further, there can be no assurance that any acquisition we consummate, including the MEMS microphone business, will generate the expected returns and other projected results we anticipate. For example, we may incur costs in excess of what we anticipate, the acquisitions of product lines with lower operating margins than our existing business may reduce our overall lower operating margins, and acquisitions frequently result in the recording of goodwill and other intangible assets that are subject to potential impairments in the future that could harm our financial results. In addition, we could use substantial portions of our available cash or, subject to provisions of any existing indebtedness we have, incur additional debt, or issue additional equity securities in order to finance acquisitions, the result of which may be to constrain our access to cash for other purposes or result in dilution to our existing stockholders. As a result of these and other risks, if we fail to manage the pursuit, consummation and integration of acquisitions effectively, our business could suffer.

Our debt obligations may be a burden on our future cash flows and cash resources.

On November 6, 2013, we agreed to issue $150 million aggregate principal amount of 1.75% Convertible Senior Notes due 2018, (the “Notes”), and also granted the initial purchaser of the Notes an option to purchase up to an additional $25 million aggregate principal amount of the Notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under the Notes and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Notes or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Notes or future indebtedness.

We may issue additional shares of our common stock in connection with the conversion of the Notes, and thereby dilute our existing stockholders and potentially adversely affect the market price of our common stock.

In the event that some or all of the Notes are converted into common stock, the ownership interests of existing stockholders will be diluted, and any sales in the public market of any shares of our common stock issuable upon such conversion of the Notes could adversely affect the prevailing market price of our common stock. In addition, the anticipated conversion of the Notes could depress the market price of our common stock.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report larger net losses in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our future financial results, the trading price of our common stock and the trading price of the Notes.

The make-whole fundamental change provisions of the Notes may delay or prevent an otherwise beneficial takeover attempt of us.

If a make-whole fundamental change such as an acquisition of our company occurs prior to the maturity of the Notes, under certain circumstances, the conversion rate for the Notes will increase such that additional shares of our common stock will be issued upon conversion of the Notes in connection with such make-whole fundamental change. The increase in the conversion rate will be determined based on the date on which the make-whole fundamental change occurs or becomes effective and the price paid (or deemed paid) per share of our common stock in such transaction. This increase will be dilutive to our existing stockholders. Our obligation to increase the conversion rate upon the occurrence of a make-whole fundamental change may, in certain circumstances, delay or prevent a takeover of us that might otherwise be beneficial to our stockholders.

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

Dated: November 8, 2013	INVENSENSE, INC.

	By:	/s/ Alan Krock
Alan Krock
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 29, 2013 and March 31, 2013, (ii) Condensed Consolidated Statements of Income for the three months ended September 29, 2013 and September 30, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for three months ended September 29, 2013 and September 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 29, 2013 and September 30, 2012 and (v) Notes to Condensed Consolidated Financial Statements.

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.