Form 10-Q
period 2013-12-29
InvenSense Inc
filed 2014-02-12
CIK 1294924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 29, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at January 31, 2014
Common Stock, $0.001 par value	87,811,046

INVENSENSE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVENSENSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	December 29, 2013	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$41,127	$100,843
Short-term investments	55,056	77,040
Accounts receivable	34,779	30,098
Inventories	58,512	23,762
Prepaid expenses and other current assets	18,109	13,302

Total current assets	207,583	245,045
Property and equipment, net	23,655	8,650
Intangible assets, net	36,598	—
Goodwill	51,098	—
Long-term investments	170,100	22,442
Other assets	5,040	2,957

Total assets	$494,074	$279,094

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,476	$14,464
Accrued liabilities	29,724	7,753

Total current liabilities	41,200	22,217
Long-term debt	133,810	—
Other long-term liabilities	10,612	6,930

Total liabilities	185,622	29,147

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value — 20,000 shares authorized, no shares issued and outstanding at December 29, 2013 and March 31, 2013	—	—
Common stock:
Common stock, $0.001 par value — 750,000 shares authorized, 87,531 shares issued and outstanding at December 29, 2013, 84,980 shares issued and outstanding at March 31, 2013	205,047	158,108
Accumulated other comprehensive income (loss)	(135)	50
Retained earnings	103,540	91,789

Total stockholders’ equity	308,452	249,947

Total liabilities and stockholders’ equity	$494,074	$279,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Net revenue	$66,684	$58,929	$193,534	$153,424
Cost of revenue	35,094	27,723	96,050	70,284

Gross profit	31,590	31,206	97,484	83,140
Operating expenses:
Research and development	14,522	6,712	32,446	18,285
Selling, general and administrative	15,663	8,428	36,243	21,887
Litigation settlement	14,500	—	14,500	—

Total operating expenses	44,685	15,140	83,189	40,172

Income (loss) from operations	(13,095)	16,066	14,295	42,968
Other income (expense), net	(1,683)	98	(1,390)	188

Income (loss) before income taxes	(14,778)	16,164	12,905	43,156
Income tax expense (benefit)	(2,599)	(654)	1,154	5,023

Net income (loss)	$(12,179)	$16,818	$11,751	$38,133

Net income (loss) per share:
Basic	$(0.14)	$0.20	$0.14	$0.46

Diluted	$(0.14)	$0.19	$0.13	$0.44

Weighted average shares outstanding used in computing net income (loss) per share:
Basic	87,047	83,218	86,145	82,280

Diluted	87,047	87,350	89,364	87,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Nine months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Net income (loss)	$(12,179)	$16,818	$11,751	$38,133
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net of tax	(94)	(22)	(185)	62

Total comprehensive income (loss)	$(12,273)	$16,796	$11,566	$38,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months Ended
	December 29, 2013	December 30, 2012
Cash flows from operating activities:
Net income	$11,751	$38,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,762	1,480
Stock-based compensation expense	10,896	6,449
Deferred income tax assets	1	114
Tax effect of employee benefit plans	3,231	3,818
Excess tax benefit from stock-based compensation	(3,231)	(3,818)
Non-cash interest expense	1,069	—
Changes in operating assets and liabilities net of effect of business acquired:
Accounts receivable	(4,681)	(12,593)
Inventories	(29,643)	(6,560)
Prepaid expenses and other current assets	(2,547)	(3,911)
Other assets	(1,400)	1,871
Accounts payable	(2,341)	2,933
Accrued liabilities	24,926	3,391

Net cash provided by operating activities	11,793	31,307

Cash flows from investing activities:
Acquisition of a business	(99,324)	—
Purchase of property and equipment	(14,682)	(4,071)
Sale and maturities of available-for-sale investments	63,145	10,509
Purchase of available-for-sale investments	(189,106)	(104,820)

Net cash used in investing activities	(239,967)	(98,382)

Cash flows from financing activities:
Proceeds from debt issuances	169,750	—
Payment for convertible note hedge	(39,118)	—
Proceeds from exercise of warrants	—	81
Proceeds from exercise of common stock	9,983	4,064
Proceeds from sale of warrant	25,643	—
Offering costs	—	(471)
Payments of long-term debt and capital lease obligations	(8)	(21)
Repurchases of restricted stock for taxes	(1,023)	—
Excess tax benefit from stock-based compensation	3,231	3,818

Net cash provided by financing activities	168,458	7,471

Net decrease in cash and cash equivalents	(59,716)	(59,604)
Cash and cash equivalents:
Beginning of period	$100,843	$153,643

End of period	$41,127	$94,039

Supplemental disclosures of cash flow information:
Net cash paid for income taxes	$166	$31

Noncash investing and financing activities:
Unpaid purchases of property and equipment	$1,444	$371

Unrealized gain from available-for-sale investments	$260	$62

Non-cash warrant exercises	$90	$70

Unpaid debt issuance cost	$491	—

Proceeds from exercise of common stock not received	$43	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Business

InvenSense, Inc. (“the Company”) was incorporated in California in June 2003 and reincorporated in Delaware in January 2004. The Company designs, develops, markets and sells MEMS sensors, such as accelerometers, gyroscopes and microphones for consumer electronics, and is dedicated to bringing the best-in-class size, performance and cost solutions to market. Targeting applications in smartphones and tablets, console and portable video gaming devices, digital still and video cameras, smart TVs (including digital set-top boxes, televisions and multi-media HDDs), navigation devices, toys, and health and fitness accessories, the Company delivers leading solutions based on its advanced multi-axis technology.

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

Fiscal Year

The Company’s fiscal year is a 52 or 53 week period ending on the Sunday closest to March 31. The Company’s most recent completed fiscal year (“Fiscal 2013”) ended on March 31, 2013 (“March 2013”). The third fiscal quarter in each of the two most recent fiscal years ended on December 29, 2013 (“three months ended December 29, 2013” or “December 2013”) and December 30, 2012 (“three months ended December 30, 2012” or “December 2012”), respectively, and each third fiscal quarter period included 13 weeks.

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

The condensed consolidated balance sheet as of March 31, 2013, included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for the interim periods. The results of operations for the period ended December 29, 2013 is not necessarily indicative of the results to be expected for the fiscal year ending March 30, 2014 or for any future year or interim period.

Basis of Consolidation

All intercompany transactions and balances have been eliminated upon consolidation. The functional currency of each of the Company’s subsidiaries is the U.S. dollar. Foreign currency gains or losses are recorded as “Other income (expense), net” in the condensed consolidated statements of income.

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

Concentration of Credit Risk

At December 29, 2013, three customers each accounted for 25%, 23% and 12% of total accounts receivable. At December 30, 2012, four customers each accounted for 17%, 16%, 14% and 14% of total accounts receivable.

For the three months ended December 29, 2013, three customers each accounted for 32%, 16% and 10% of total net revenue. For the nine months ended December 29, 2013, one customer accounted for 32% of total net revenue. For the three months ended December 30, 2012, three customers each accounted for 24%, 22% and 10% of total net revenue. For the nine months ended December 30, 2012, three customers each accounted for 23%, 20% and 13% of total net revenue.

Warranty

The Company’s warranty agreements are contract and component specific and can be up to three years for selected components. The Company’s accrual for anticipated warranty costs has declined, primarily due to a decline in the historical volume of product returned under the warranty program. The accrual also includes management’s judgment regarding anticipated rates of warranty claims and associated repair costs. The following table summarizes the activity related to the product warranty liability during the nine months ended December 29, 2013 and December 30, 2012:

	Nine months Ended
	December 29, 2013	December 30, 2012
	(in thousands)
Beginning balance	$123	$361
(Decrease) increase in provision for warranty	(4)	(199)
Less: actual warranty costs	(30)	(32)

Ending balance	$89	$130

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income by the weighted average number of shares outstanding during the period, which excludes dilutive unvested restricted stock.

Diluted net income (loss) per share is computed by dividing net income by the weighted average number of shares outstanding, including unvested restricted stock, certain warrants to purchase common stock and potential dilutive shares from the dilutive effect of outstanding stock options using the treasury stock method. Diluted net loss per share is equal to basic net loss per share as potentially dilutive securities are anit-dilutive due to the net loss.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
	(in thousands, except per share data)
Numerator:
Basic and Diluted:
Net income (loss)	$(12,179)	$16,818	$11,751	$38,133

Denominator:
Basic shares:
Weighted average shares used in computing basic net income (loss) per share	87,047	83,218	86,145	82,280

Diluted shares:
Weighted average shares used in computing basic net income (loss) per share	87,047	83,218	86,145	82,280
Effect of potentially dilutive securities:
Stock options and unvested restricted stock	—	3,964	3,165	4,765
Common stock warrants	—	168	54	187

Weighted average shares used in computing diluted net income (loss) per share	87,047	87,350	89,364	87,232

Net income (loss) per share:
Basic	$(0.14)	$0.20	$0.14	$0.46
Diluted	$(0.14)	$0.19	$0.13	$0.44

The following summarizes the potentially dilutive securities outstanding at the end of each period that were excluded from the computation of diluted net income (loss) per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended		Nine months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
	(in thousands)
Employee stock options	9,016	3,423	2,922	4,004
Unvested restricted stock units	2,369	590	830	152

Total antidilutive securities	11,385	4,013	3,752	4,156

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in our Condensed Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This standard is effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years which will be the Company’s fiscal year 2015. The Company is currently evaluating the impact of this new standard on its Condensed Consolidated Financial Statements.

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

2. Cash Equivalents and Available-for-sale Investments

At December 29, 2013, of the $41.1 million of the Company’s cash and cash equivalents, $14.2 million was cash and $26.9 million was cash equivalents invested in money market funds and commercial paper. At December 29, 2013, $12.9 million of the $41.1 million of cash and cash equivalents were held by our foreign subsidiaries. Additionally, as of December 29, 2013, the Company had short-term available-for-sale investments of $55.1 million and long-term available-for-sale investments of $170.1 million, totaling $225.2 million. Long-term investments as of December 29, 2013 of $170.1 million had scheduled maturities between one and five years from the balance sheet date.

At March 2013, of the $100.8 million of the Company’s cash and cash equivalents, $77.9 million was cash and $22.9 million was cash equivalents invested in money market funds. At March 2013, $60.7 million of the $100.8 million of cash and cash equivalents were held by our foreign subsidiaries. Additionally, as of March 2013, the Company had short-term available-for-sale investments of $77.0 million and long-term available-for-sale investments of $22.4 million, totaling $99.4 million. Long-term investments as of March 2013 of $22.4 million had scheduled maturities between one and five years from the balance sheet date.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair value measurements at each reporting date were as follows:

December 2013:

Assets measured at fair value on a recurring basis were presented in the Company’s condensed consolidated balance sheet as of December 29, 2013.

	December 2013 Balance	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3
	(in thousands)
Investment Class
Money Market Funds	$26,913	$26,913	$—	$—
Corporate Notes and Bonds	212,245	—	212,245	—
Commercial Paper	8,979	—	8,979	—
Municipal Notes and Bonds	3,933	—	3,933	—

Total	$252,070	$26,913	$225,157	$—

Financial Statement Classification
Cash equivalents	$26,913	$26,913	$—	$—
Short-term investments	55,057	—	55,057	—
Long-term investments	170,100	—	170,100	—

Total	$252,070	$26,913	$225,157	$—

	December 2013 Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	December 2013 Estimated FMV
Investment Class
Corporate Notes and Bonds and Municipal Notes and Bonds	$212,401	$—	$(156)	$212,245
Commercial Paper	8,980	—	(1)	8,979
Municipal Notes and Bonds	3,927	6	—	3,933

Total Available-for-sale investments	$225,308	$6	$(157)	$225,157

Cash equivalents				26,913

Total Aggregate Fair Value				$252,070

The fair values of money market funds were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate notes and bonds, municipal notes and bonds and U.S. Agency Securities were derived from non-binding market consensus prices that are corroborated by observable market data.

There were no transfers of assets measured at fair value between Level 1 and Level 2 during the three months ended December 29, 2013.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Balance Sheet Details

Inventories

Inventories at December 29, 2013 and March 31, 2013 consist of the following:

	December 2013	March 2013
	(in thousands)
Work in progress	$43,396	$18,803
Finished goods	15,116	4,959

Total inventories	$58,512	$23,762

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 29, 2013 and March 31, 2013 consist of the following:

	December 2013	March 2013
	(in thousands)
Tax receivable	$6,334	$6,374
Other receivable	2,930	87
Prepaid expenses	2,594	2,209
Deferred tax assets	1,035	951
Other current assets	1,863	857
Advance to and receivable from vendors	3,353	2,824

Total prepaid expenses and other current assets	$18,109	$13,302

The Company has agreements with foundry vendors to facilitate and expand production and development capacity for the Company’s products. Certain of these agreements require advance payments to these foundry vendors, which are applied at agreed upon rates to subsequent wafer purchases from these vendors. The Company classifies advances expected to be applied towards purchases within 12 months as “Prepaid expenses and other current assets” and the remaining balances as “Other assets” on the Company’s condensed consolidated balance sheets. The Company believes that the advances to these vendors will be fully applied towards future purchases from these vendors. The Company made advance payments of $nil and $0.8 million to foundry vendors during the three and nine months ended December 29, 2013, respectively. The Company made no advance payments to foundry vendors during the three and nine months ended December 30, 2012.

Property and Equipment

Property and equipment at December 29, 2013 and March 31, 2013 consist of the following:

	December 2013	March 2013
	(in thousands)
Production and lab equipment	$22,895	$11,654
Computer equipment and software	3,483	1,124
Equipment under construction	4,810	1,851
Leasehold improvements and furniture and fixtures	2,263	923

Subtotal	$33,451	$15,552
Accumulated depreciation and amortization	(9,796)	(6,902)

Property and equipment—net	$23,655	$8,650

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Depreciation and amortization expense for the three and nine months ended December 29, 2013 was $2.2 million and $3.8 million, respectively. Depreciation and amortization expense for the three and nine months ended December 30, 2012 was $0.3 million and $1.5 million, respectively. Equipment under construction consists primarily of production and lab equipment. Equipment under construction is not subject to depreciation until it is available for its intended use. All of the equipment under construction is expected to be completed and placed in service by the end of fiscal 2014. Capitalized leases consist of office equipment. For the three and nine months ended December 29, 2013 and December 30, 2012, there were no new capitalized leases.

Accrued Liabilities

Accrued liabilities at December 29, 2013 and March 31, 2013 consist of the following:

	December 2013	March 2013
	(in thousands)
Litigation settlement	$14,500	$—
Payroll-related expenses	4,283	2,777
Legal fees	3,245	884
Other accrued liabilities	3,541	819
Bonuses	1,874	2,120
Accrued acquisition related costs	1,289	—
Accrued interest payable	384	—
Former CEO separation costs (1)	184	828
Engineering services	293	106
Warranty reserves	89	123
Income tax payable	42	96

Total accrued liabilities	$29,724	$7,753

(1)	During the third quarter of fiscal year 2013, the Company’s founder and CEO resigned. Under the terms of his employment agreement, he will receive severance payments totaling $828,000 through the end of fiscal year 2014.

4. Commitments and Contingencies

Operating Lease Obligations

The Company has non-cancelable operating leases for its facilities through fiscal year 2020.

Future minimum lease payments under operating leases as of December 29, 2013 are as follows:

Fiscal Years Ending:	Amount
(in thousands)
2014 (remainder)	$649
2015	3,124
2016	3,820
2017	3,967
2018	3,961
Beyond	6,926

Total	$22,447

The Company’s lease agreements provide for rental payments which have certain lease incentives and graduated rental payments. As a result, the rent expense is recognized on a straight-line basis over the term of the lease. The Company’s rental expense under operating leases was approximately $1.6 million and $3.4 million for the three and nine months ended December 29, 2013, respectively. The Company’s rental expense under operating leases was approximately $0.5 million and $1.5 million for the three and nine months ended December 30, 2012, respectively.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Convertible Senior Notes

On November 6, 2013, the Company issued $150.0 million aggregate principal amount of 1.75% Convertible Senior Notes due on November 1, 2018 (the “Notes”), in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”). The Company also granted the initial purchaser of the Notes an option to purchase up to an additional $25 million aggregate principal amount of the Notes, which the initial purchaser exercised on November 7, 2013. The Notes offered have not been registered under the Securities Act, or applicable state securities laws or blue sky laws, and may not be offered or sold in the United States absent registration under the Securities Act and applicable state securities laws or available exemptions from the registration requirements.

The Notes are senior unsecured obligation of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness and are junior to any of the Company’s existing and future secured indebtedness. The Notes pay interest in cash semi-annually (May and November) at a rate of 1.75% per annum. Net proceeds received by the Company, after issuance costs, were approximately $169.8 million. Issuance costs in the amount of $0.5 million were accrued but will be paid in the following quarter.

On or after August 1, 2018 until the maturity date, the Notes may be converted at the option of the holders. Holders may convert the Notes at their option prior to August 1, 2018 only under the following circumstances:

1) During any calendar quarter commencing after the calendar quarter ending on March 31, 2014 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

2) During the five business day period after any five consecutive trading day period in which the “trading price” per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or

3) Upon the occurrence of specified corporate events, including if there is a fundamental change.

Upon conversion, the Company will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver cash, shares of its own common stock or a combination of cash and shares of its own common stock, at the Company’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the notes being converted.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The conversion rate is initially 45.683 shares per $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $21.89 per share of common stock), subject to certain adjustments.

The Notes are not redeemable by the Company prior to the maturity date. At the event of default or fundamental change, the principal amount of the notes plus accrued and unpaid interest may become due immediately at the Note holders’ option.

The Company used and plans to use the net proceeds of approximately $169.8 million from the offering of the Notes (after the issuance costs) for general corporate purposes, including to replace cash used to purchase the MEMS Microphone business line of Analog Devices, Inc. (see Note 8), for the cost of the Note hedge transactions (see below) and for capital expenditures and working capital. However, the Company has not designated with certainty all of the particular uses for the net proceeds from the Notes.

The Company separately accounts for the liability and equity components of the Notes. The initial debt component of the Notes was valued at $135.7 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 7.3%, with the equity component representing the residual amount of the proceeds of $39.3 million which was recorded as a debt discount. The issuance costs were allocated pro-rata based on the relative initial carrying amounts of the debt and equity components, including the Note hedges and warrants transactions described below. As a result, $2.5 million of the issuance costs was allocated to the equity component of the Notes, $3.0 million of issuance costs paid to the initial purchaser was accounted for as a debt discount and $0.25 million of the issuance costs was classified as other non-current assets. The debt discount and the issuance costs allocated to the debt component are amortized as additional interest expense over the term of the Notes using the effective interest method. As of December 29, 2013 the remaining amortization period of the debt discount and the issuance costs is 4.9 years. The effective interest rate of the Notes is 7.84% per annum (1.75% coupon rate plus 6.09% of non-cash accretion expense).

Convertible Note Hedges and Warrants

Concurrent with the issuance of the Notes on November 6 and 7, 2013, the Company purchased call options for its own common stock to hedge the Notes (the “Note Hedge”) and sold call options for its own common stock (the “Warrants”). The Note Hedges and Warrants transactions are structured to reduce the potential future economic dilution associated with the conversion of the Notes and are excluded from the computation of diluted earnings per share for each period presented, as the Company’s average stock price during each period is less than the conversion price.

The Note Hedges - on November 6 and 7, 2013, the Company purchased call options from a counterparty for an aggregate price of approximately $39.1 million, which gives the Company the right to buy from the counterparty up to approximately 8.0 million shares of the Company’s common stock at a price of $21.89 per share, subject to adjustments. The Note Hedge is exercisable upon conversion of the Note for a number of shares equal to the product of 0.045683 and amount of the converted Note. Upon exercise of the Note Hedge the Company will receive from the counterparty cash, shares of Company’s common stock, or a combination thereof, equal to the amount by which the market price per share of the Company’s common stock exceeds $21.89 during the applicable valuation period. By the Note Hedge terms the Company will receive cash and shares in a combination that offsets share dilution caused by conversion of the Note.

Warrants - on November 6 and 7, 2013, the Company sold call options to the same counterparty for approximately $25.6 million, which gives the counterparty the right to buy from the Company up to approximately 8.0 million shares of the Company’s common stock at an exercise price of $28.66 per share, subject to adjustments, on a series of days commencing on February 1, 2019 and ending May 13, 2019. Upon exercise of the Warrants, the Company has the option to deliver cash or shares of its common stock equal to the difference between the market price on the exercise date and the strike price of the warrants. Upon exercise of the Warrants the Company will pay to the Initial Purchaser cash, shares of Company’s common stock, or a combination thereof (at the Company’s choice), equal to the amount by which the market price per share of the Company’s common stock exceeds $28.66 during the applicable valuation period.

The Note Hedges and Warrants above are classified in stockholders’ equity in the Company’s condensed consolidated balance sheets.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the principal amounts and related unamortized discount on the Notes (in thousands):

Three and Nine Months Ended
December 29, 2013
Principal amount of the Note	$175,000
Unamortized discount on the Notes	41,190

Net carrying value	$133,810

The following table presents the amount of interest expense recognized related to the Notes (in thousands):

Three and Nine Months Ended
December 29, 2013
Contractual coupon interest expense	$394
Amortization of debt discount	1,062
Amortization of debt issuance costs	7

Total interest expense related to the Notes	$1,463

As of December 29, 2013, our aggregate future principal debt maturities are as follows (in thousands):

Fiscal Year	Amount
2014—2017	$—
2018	175,000

Total	$175,000

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Stockholders’ Equity

Stock Plans

In July 2011, the Company’s Board of Directors and its stockholders approved the establishment of the 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provides for annual increases in the number of shares available for issuance there under on the first business day of each fiscal year, equal to four percent (4%) of the number of shares of the Company’s common stock outstanding as of such date, which resulted in an annual increase of 3.4 million shares for fiscal year 2014.

Under the Company’s 2004 Stock Incentive Plan and 2011 Stock Incentive Plan (the “Plans”), the Board of Directors may grant either incentive stock options, nonqualified stock options, or stock awards to eligible persons, including employees, nonemployees, members of the Board of Directors, consultants and other independent advisors who provide services to the Company. As of December 29, 2013, the Company has reserved for issuance under the Plans a total of 18.8 million shares (plus additional shares subject to automatic increase provisions under the 2011 Plan).

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

2013 Employee Stock Purchase Plan

Under the 2013 Employee Stock Purchase Plan, effective September 13, 2013, (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 10% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each offering period, or (ii) the fair market value of the Company’s common stock on the purchase date (as defined in the Purchase Plan). Each offering period consists of one purchase period of approximately six months duration.

An aggregate of 400,000 shares of common stock were reserved for issuance to employees under the Purchase Plan. As of December 29, 2013, no shares had been purchased and 400,000 shares were reserved for future issuance under the Purchase Plan.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock option activities of the Company under the Plans are as follows (in thousands, except per share amounts):

	Options Available for Grant	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—March 31, 2013	10,198	10,495	$7.65	7.49	$38,135

Increase to stock option pool	3,399
Options granted (weighted-average fair value of $5.76 per share)	(1,460)	1,460	15.73
Options exercised	—	(2,491)	4.02
Options canceled	448	(448)	9.70

Balance—December 29, 2013	12,585	9,016	$9.86	7.96	$74,250

December 29, 2013
Vested and expected to vest		8,210	$9.65	7.89	$69,363

Exercisable— December 29, 2013		2,964	$6.34	6.68	$34,770

Valuation of Stock-Based Awards

The Company applies the provisions of ASC 718-10 “Compensation—Stock Compensation” which establishes the accounting for stock-based awards based on the fair value of the award measured at the grant date. Accordingly, stock-based compensation cost is recognized in the condensed consolidated statements of operations as a component of both cost of revenues and operating expenses over the requisite service period. ASC 718-10 requires tax benefits in excess of compensation cost to be reported as a financing cash flow rather than as a reduction of taxes paid. The determination of the fair value of stock-based payment awards on the date of grant using the Black-Scholes option pricing model is affected by the volatilities of a peer group of companies based on industry, stage of life cycle, size and financial leverage, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Variables to be determined include expected volatility, estimated term and risk-free interest rate.

The aggregate intrinsic value of the stock options exercised during the three and nine months ended December 29, 2013 was $5.8 million and $28.5 million respectively. The aggregate intrinsic value of the stock options exercised during the three and nine months ended December 30, 2012 was $4.7 million and $24.4 million, respectively. The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the estimated fair market value of the underlying common stock at the date of exercise.

The number of options expected to vest takes into account an estimate of expected forfeitures. The remaining unamortized stock-based compensation expense, reduced for estimated forfeitures and related to non-vested options, was $19.9 million, and $18.7 million at December 29, 2013 and March 31, 2013 respectively, and, for both periods will be amortized over a weighted-average remaining period of approximately 2.9 years. Total unrecognized expense will be adjusted for future changes in estimated forfeitures.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Weighted-Average Assumptions

Expected Term

Prior to the third quarter of fiscal year 2013, the Company used the simplified method described in Staff Accounting Bulletin Topic 14, Share-Based Payment, to estimate expected term. Beginning with the third quarter of fiscal year 2013, the Company used historical experience to estimate the expected term as the Company believed it had accumulated enough historical data on which to base this estimate. The change to historical data did not result in a significant change in the expected term used in the Black-Scholes computation.

Expected Volatility

The Company estimates volatility for option grants by evaluating the average historical volatility of peer group companies for the period immediately preceding the option grant for a term that is approximately equal to the option’s expected term and by evaluating the average historical volatility of the Company’s common stock dating from the Company’s initial public offering in November 2011.

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

The Company used the following weighted-average assumptions in determining stock-based compensation expense for the three and nine months ended December 29, 2013 and December 30, 2012.

	Three Months Ended		Nine months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Expected Term	4.8 years	4.3 years	4.7 years	6.0 years
Volatility	40.5%	46.5%	41.5%	47.7%
Risk-free interest rate	1.0%	0.6%	1.2%	0.9%
Dividend yield	0%	0%	0%	0%

Restricted Stock Units and Restricted Stock

Restricted stock unit and restricted stock activity of the Company under the Plans are as follows (in thousands, except per share amounts):

Restricted stock unit and restricted stock activity	Shares	Weighted average grant date fair value per share
	(in thousands)
Nonvested at March 31, 2013	806	$12.05
Granted	1,823	15.55
Vested	(147)	11.89
Forfeited	(113)	12.70

Nonvested at December 29, 2013	2,369	$14.73

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted stock units and restricted stock granted to employees are generally subject to the employee’s continued service to the Company over that period. The fair value of restricted stock units and restricted stock is determined using the fair value of the Company’s common stock on the date of the grant. Compensation expense is generally recognized on a straight-line basis over the requisite service period of each grant, adjusted for estimated forfeitures. At December 29, 2013, there was approximately $26.0 million of total unrecognized compensation cost related to restricted stock units and restricted stock, which the Company expects to recognize over a weighted-average period of 3.3 years. The weighted-average grant-date fair value per share of restricted stock units and restricted stock awarded in the nine months ended December 29, 2013 was $15.55. The weighted-average grant-date fair value per share of restricted stock units and restricted stock awarded in the nine months ended December 30, 2012 was $12.01.

Stock-Based Compensation Expense

Total stock-based compensation cost for the Company’s stock plans for the three and nine months ended December 29, 2013 and December 30, 2012 is as follows:

	Three Months Ended		Nine months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
	(in thousands)
Cost of revenue	$349	$191	$845	$522
Research and development	1,665	752	3,941	2,075
Selling, general and administrative	2,705	1,814	6,110	3,852

Total stock-based compensation expense	$4,719	$2,757	$10,896	$6,449

Common Stock

As of December 29, 2013 and March 31, 2013, common stock reserved for future issuance was as follows (in thousands):

	Number of Shares
Common stock reserved for issuance	December 2013	March 2013
Stock Plans:
Outstanding stock options	9,016	10,495
Outstanding restricted stock units and restricted stock	2,369	806
Reserved for future equity incentive grants	10,765	9,383

	22,150	20,684
Warrants to purchase common stock	—	94

Total common stock reserved for future issuances	22,150	20,778

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Income Taxes

In the three and nine months ended December 29, 2013, the Company recorded an income tax provision (benefit) of $(2.6) million and $1.2 million respectively. In the three months ended December 30, 2012, the Company recorded an income tax benefit of $0.7 million. In the nine months ended December 30, 2012, the Company recorded an income tax provision of $5.0 million. The Company’s estimated fiscal year 2014 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, partially offset by the unfavorable effects of non-deductible stock-based compensation expense.

The Company files U.S. federal income tax returns as well as income tax returns in California and various foreign jurisdictions. The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of December 29, 2013 because such earnings are to be reinvested indefinitely.

The Company’s tax years from 2003 and onwards could be subject to examinations by tax authorities in one or more tax jurisdictions. The Company has recorded $9.3 million of uncertain tax positions within “Long-term liabilities” on the condensed consolidated balance sheet as at December 29, 2013. In the three months and nine months ended December 29, 2013, the Company recorded uncertain tax provision in the amounts of $0.5 million and $2.4 million respectively in which $1.0 million is related to foreign income taxes. While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, the Company’s provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

8. Acquisition

On October 14, 2013, the Company entered into a definitive Master Asset Purchase and Sale Agreement with Analog Devices, Inc. (“ADI”). The transaction closed on October 31, 2013. The Company acquired certain assets relating to ADI’s MEMS microphone business for a purchase price of $100 million in cash, of which the Company is entitled to certain contingent future expense reimbursements of approximately $2.2 million. The Company also agreed to a contingent cash payment of up to $70.0 million payable upon the achievement of certain revenue performance targets. Due to a low probability of achieving the revenue targets, the fair value of the contingent consideration is estimated to be zero in the purchase price allocation described below. ADI licensed certain technology related to the MEMS microphone business to the Company on a royalty-free, worldwide basis, and provides certain transition services to the Company following the closing.

The acquisition has been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805 - Business Combinations. Under the acquisition method of accounting, the total purchase consideration of the acquisition is allocated to the tangible assets and identifiable intangible assets and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets is recorded as goodwill, and was derived from expected benefits from future technology development, synergies and the knowledgeable and experienced workforce who joined the Company after the acquisition. The company incurred $2.0 million and $2.1 million of acquisition related costs in the three and nine months ended December 29, 2013, respectively.

The strategic rationale for the acquisition was to accelerate the Company’s audio roadmap and complement its current MEMS System on Chip product offerings at existing mobile, gaming and wearable device customers, while gaining entry into new markets. The acquisition expands the Company’s patent portfolio and existing tier one customer base, which includes major OEM brands worldwide.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The purchase price allocation is based on estimates, assumptions, third party valuations and other studies of the value of the acquired assets which have not progressed to a stage where there is sufficient information to make a definitive allocation. Accordingly, purchase price allocation and adjustments reported herein will remain preliminary until the Company has all of the information necessary to finalize the allocation of the purchase price, and the final acquisition accounting adjustments could differ materially from the pro-forma adjustments presented herein. Any increase or decrease in the fair value of the Microphone Product Line’s tangible and identifiable intangible assets and liabilities, as compared to the information shown herein, would also change the portion of purchase price allocable to goodwill and could impact the operating results of the Company due to differences in amortization related to these assets and liabilities. The Company intends to complete the purchase price allocation within twelve months of the closing of the acquisition.

The following table summarizes the preliminary purchase price of the assets acquired and the liabilities assumed as of October 31, 2013, the completion of the acquisition.

Total Amount
Assets Acquired	(in thousands)
Inventories	$5,107
Property and equipment, net	4,193
Intangible assets:
Developed Technology	28,520
In-Process Research & Development	7,330
Customer Relationships	1,560
Goodwill	51,098

Total assets acquired	97,808

Total purchase price (net of $2.2 million of contingent expense reimbursements)	$97,808

The preliminary fair value of intangible assets of $37.4 million has been allocated on a preliminary, tentative basis to the following three asset categories: 1) developed technology, 2) in-process research & development and 3) customer relationships. Developed technology and customer relationships will be amortized on a straight line basis over the estimated useful life of the assets.

The following table represents the estimated useful lives of developed technology and customer relationships:

	Fair Value Amount	Estimated Useful Life
	(in thousands)	(in years)
Developed Technology	$28,520	6
Customer Relationships	$1,560	7

The preliminary fair values of the identifiable intangible assets: developed technology, in-process research & development and customer relationships were determined using the following methodologies:

Developed Technology: The value assigned to the acquired developed technology was determined using the Multi-period excess earnings method. The fair value of developed technology was capitalized as of the acquisition date and will be amortized using a straight-line method to cost of revenues over the estimated remaining life of 6 years.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In-Process Research & Development: The value assigned to the acquired in process research and development was determined using the multi-period excess earnings method. The fair value of in-process research & development was capitalized as of the acquisition date. In-process research and development capitalized at acquisition is not amortized, and is assessed for impairment on a fair value basis each fiscal quarter until the point at which the project is completed or fails. If successfully completed, acquired in process research and development is amortized over their expected useful life.

Customer Relationships: An intangible customer relationship asset was recognized to the extent that the Company was expected to benefit from future revenues reasonably anticipated given the history and operating practices of Microphone Product Line. The value assigned to customer relationships was determined using the incremental cash flow method. The fair value of customer relationships was capitalized as of the acquisition date and will be amortized using a straight-line method to sales and marketing expenses over the estimated remaining life of 7 years.

The amounts of revenue and earnings of the Microphone Product Line since the acquisition date included in the condensed consolidated statements of operations for the current reporting periods have not been presented because the impact was not material to the Company’s consolidated results of operations.

Pro Forma Information

For the purpose of the summary unaudited pro forma combined supplemental information, the acquisition was assumed to have occurred as of April 2, 2012. The pro forma information for the nine months ended December 2013 and December 2012 has been calculated after applying the Company’s accounting policies and including adjustments to reflect the additional amortization of intangible assets, and additional cost of revenues related to the inventory markup that would have been charged assuming the fair value adjustments had been incurred as of April 2, 2012. The unaudited pro forma combined financial information is for informational purposes only and does not purport to represent what the Company’s actual results would have been if the acquisition had been completed as of the date indicated above, or that may be achieved in the future. The unaudited pro forma combined supplemental information does not include the effects of any cost savings from operating efficiencies or synergies that may result from the acquisition.

	Nine Months Ended December 29, 2013	Nine Months Ended December 30, 2012
	(in thousands)
Revenues	$217,593	$208,709
Net income	$9,683	$38,663

9. Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill since October 31, 2013, the closing date of the MEMS microphone business acquisition.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible assets subject to amortization consist primarily of developed technology and customer relationships and are reported net of accumulated amortization. Developed technology and customer relationships will be amortized on a straight line basis over the estimated useful life of the assets. In-process research and development is assessed for impairment until the development is completed and products are available for sale. The Company expects to complete the in-process research and development projects at various dates during 2014 at which time amortization will commence.”

The Company expects to complete in-process research and development and commence amortization in 2015. Amortization for acquired intangible assets was approximately $0.8 million for both the three and nine months ended December 29, 2013. The Company does not believe there is any significant residual value associated with the following intangible assets:

	December 29, 2013
(in thousands)	Gross	Accumulated Amortization	Net
Developed Technology	$28,520	$792	$27,728
Customer Relationships	1,560	37	1,523

Total intangible assets subject to amortization	$30,080	$829	$29,251

The estimated future amortization expense related to intangible assets at December 29, 2013, is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2013 (remaining 3 months)	$1,244
2014	4,976
2015	4,976
2016	4,976
2017	4,976
Thereafter	8,103

Total	$29,251

10. Subsequent events

Legal Proceedings

On May 16, 2012, STMicroelectronics, Inc. (“STI”) filed a patent infringement complaint (“ST Microelectronics Patent Litigation I”) in the Northern District of California against the Company, alleging infringement of certain of their patents (collectively, the “Asserted Patents”). STI alleged that certain lnvenSense Micro-Electro-Mechanical Systems (“MEMS”) products and services, including but not limited to InvenSense’s ISZ, IXZ, IDG, IMU, ITG, and MPU product lines, infringed one or more claims of the Asserted Patents. On July 9, 2012, the Company filed counterclaims against STI for alleged infringement of certain of the Company’s patents. On February 27, 2013, the Court granted the Company’s request and stayed the litigation until “final exhaustion of all patent reexamination proceedings, including appeals.”

On March 11, 2013, STI filed a request with the United States International Trade Commission (“ITC”) that the ITC institute an investigation under Section 337 of the Tariff Act of 1930 against the Company, Roku, Inc., and Black & Decker (U.S.) Inc., concerning the alleged infringement of five patents (collectively, the “ITC Patents”), three of which were previously asserted in ST Microelectronics Patent Litigation I and two of which were newly asserted patents. STI alleged that certain InvenSense “MEMS” products and services, including but not limited to InvenSense’s ISZ, IMU, ITG, and MPU product lines, infringed one or more claims of the ITC Patents. STI additionally alleged that certain Roku devices that incorporate certain InvenSense MEMS products, including but not limited to the Roku 2 XS, infringed one or more claims of a subset of the ITC Patents. STI additionally alleged that certain Black & Decker devices that incorporate certain InvenSense MEMS products, including but not limited to the Black & Decker 4v Max Gyro Rechargeable Screwdriver, infringed one or more claims of a subset of the ITC Patents. On April 10, 2013, the ITC instituted this investigation. On September 13, 2013, the ITC held a Markman hearing and issued its Markman order on January 29, 2014. On June 11, 2013, August 14, 2013, and October 14, 2013, the parties met for settlement conferences ordered by the ITC, but the parties were unable to agree to a settlement of the claims in this investigation.

On March 12, 2013, STI filed a patent infringement complaint in the Northern District of California against the Company, alleging infringement of the two patents that were newly asserted in the ITC Investigation (collectively, the “Newly Asserted Patents”) that were not previously asserted in ST Microelectronics Patent Litigation I. STI alleged that certain InvenSense MEMS products and services, including but not limited to InvenSense’s ISZ, IMU, ITG, and MPU product lines, infringed one or more claims of the Newly Asserted Patents. On April 16, 2013, the Court granted the Company’s request, staying the litigation until the determination of the ITC becomes final.

On May 14, 2013, the Company brought a lawsuit against STI in federal court in the Eastern District of Texas, alleging that STI infringed three of the Company’s patents. The Company asserted three patents against STI in this case: U.S. Patent Nos. 8,347,717, 8,351,773, and 8,250,921 and sought monetary damages. The court conducted a scheduling conference in September 2013, and the Parties exchanged their respective infringement and invalidity contentions. The Company amended its complaint to add STI’s parent STNV to the lawsuit. STNV filed a motion to dismiss and the Company filed its opposition brief to it. InvenSense filed a letter brief requesting permission from the Judge to file an early motion for summary judgment of infringement of the ‘717 patent by STI. The briefing on that request was completed and the parties were awaiting a decision by the Judge when the Judge ruled that venue is proper in East Texas but also ruled that the Northern District of California would be a more appropriate court for this litigation given its past involvement in other cases between the parties. The Company asked the Judge to reconsider that transfer decision, given that all of the California litigation between InvenSense and STI was suspended very early and substantially without substantive deliberation.

Subsequently, on February 9, 2014, the Company and STI settled and resolved all litigation and re-examination proceedings pending between them for a one- time cash payment of $15.0 million to STI, and entered into a patent cross license agreement. The other terms of the settlement and the patent cross license agreement remain confidential and are not expected to have a material impact on the future results of the Company. This settlement and patent cross license resolves all outstanding legal proceeding between the Company and STI. The settlement resulted in the Company recognizing a pre-tax charge of $14.5 million during the quarter ended December 29, 2013.

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

Overview

Business Overview

We are the pioneer and a global market leader in devices for the motion interface market that detect and track an object’s motion in three-dimensional space. We also recently entered the audio sensor (microphone) markets through the acquisition of the MEMS Microphone product line of Analog Devices, Inc. Our MotionTracking devices and audio products combine micro-electro-mechanical system, or (MEMS) motion sensors, such as accelerometers, gyroscopes, microphones and compasses, with mixed-signal integrated circuits (ICs) and proprietary algorithms and firmware that intelligently process, synthesize and calibrate the output of sensors for use by software applications via an application programming interface (API). Our devices are differentiated by their small form factor, high level of integration, performance, reliability and cost effectiveness. While our solutions have broad applicability, we currently target consumer electronics applications such as smartphones and tablets, console and portable video gaming devices, digital still and video cameras, smart TVs (including digital set-top boxes, televisions and multi-media HDDs), navigation devices, industrial sensors, toys, and health and fitness accessories. We utilize a fabless model, leveraging current CMOS and MEMS foundries and semiconductor packaging supply chains.

Our current strategy is to continue targeting the consumer electronics market with integrated MotionTracking and audio devices that meet or exceed the performance and cost requirements of consumer electronics manufacturers, are easy to integrate and set industry performance benchmarks. Our ability to secure new customers depends on winning competitive processes, known as design wins. These selection processes are typically lengthy, and, as a result, our sales cycles will vary based on the market served, whether the design win is with an existing or a new customer and whether our product being designed into our customer’s device is a first generation or subsequent generation product. Because the sales cycle for our products is long, we can incur design and development support expenditures in circumstances where we do not ultimately recognize any net revenue. We do not receive long-term purchase commitments from any of our customers, all of whom purchase our products on a purchase order basis. While product life cycles in our target market vary by application, once one of our solutions is incorporated into a customer’s design, we believe that it will likely remain a component of the customer’s product for its life cycle because of the time and expense associated with redesigning the product or substituting an alternative solution. The trend is also supported by the increased likelihood that once a customer introduces one of our products into one of their devices, we believe they are likely to introduce it into others. Additionally, once a customer introduces one of our lower functionality sensors into their platforms, we believe they are more likely to adopt our more advanced integrated MotionTracking and audio devices.

The history of our product development and sales and marketing efforts is, on a calendar year basis, as follows:

•	From our inception in 2003 through 2005, we were primarily engaged in the design and development of our analog gyroscopes. In this period, we also developed and refined our fabrication process, which we refer to as our patented fabrication platform.

•	In 2006, we began volume shipments of our IDG family of integrated X-Y dual-axis analog gyroscopes for the compact digital camera market, the first commercially available sensors of that type. Subsequently, through 2008, we developed and shipped successive generations of these gyroscopes with enhanced performance and reduced die sizes. We began high-volume shipments of our IDG-600 to Nintendo beginning in May 2008.

•	In 2009, we began shipping enhanced and alternative versions of our single- and dual-axis analog gyroscopes as well as our ITG family of X-Y-Z three-axis digital output gyroscopes. We also significantly accelerated shipments of our products due to the broad market adoption of the Nintendo Wii MotionPlus accessory. In addition, we migrated our manufacturing processes to larger wafer sizes enabling significant cost efficiencies.

•	In 2010, we began volume shipments of our MPU-3000 family of Motion-Processors consisting of three-axis gyroscopes digital outputs and software development kits, designed to enable faster motion interface application development. In addition, we started shipping our ITG- and IMU-3000 family of products, which address a broader array of consumer applications than our analog products. We also started sampling our MPU-6000 family of integrated six-axis Motion-Processors that integrate a three-axis gyroscope and three-axis accelerometer on one chip used with our MotionApps software platform.

•	In 2011, we began high-volume shipments of our ITG/IMU/MPU-3000 family of Motion-Processors for the portable gaming, smart TV, smartphone and tablet markets. In addition, we began volume shipments of our MPU-6000 family of six-axis motion processors for the smartphone and tablet markets. We also introduced our IDG-2020 and IXZ-2020 families of dual-axis gyroscopes, which address the need for optical image stabilization (OIS) technology in camera phones and digital still cameras.

•	In 2012, we introduced our nine-axis MPU-9150 Motion-Processor to selected customers, targeted for the smartphone, tablet, gaming controller and wearable sensor markets.

•	In 2012, we also introduced our MPU-3300, a single-chip, high performance integrated 3-axis gyroscope for industrial applications.

•	In 2012, we also introduced the MPU- 6500, the Company’s next-generation 6-axis MotionTracking device for smartphones, tablets, wearable sensors, and other consumer markets.

•	In January 2013, we introduced the MPU-9250, an integrated accelerometer, gyroscope, compass in a 3x3x1mm package with 9.2mW power consumption, ideal for mobile devices, wearable sensors for sports and remote health monitoring, and emerging applications.

•	In February 2013, we introduced the MPU-9350, an integrated accelerometer, gyroscope, and electronic compass in a 3x3x1mm package that has a 28% lower power consumption than its predecessor.

•	In February 2013, we also introduced the ITG-3501, with an industry first 0.75mm height and lowest power consumption of only 5.9mW (3.3mA at 1.8V).

•	In May 2013, we announced the IDG-2030 and IXZ-2030 dual-axis OIS gyroscopes. OIS eliminates the effects of hand jitter to achieve blur free images and jitter free HD video.

•	In May 2013, we announced the MPU-6521 MEMS SoC, which is the world’s smallest, lowest profile, and lowest power 6-axis solution. The slim profile MPU-6521 is targeted for the next-generation of smartphones, tablets, gaming devices, motion-based remote controls, and wearable sensors.

•	In June 2013, we announced a family of 6 Industrial MotionTracking solutions including 3-axis gyroscopes and integrated 6-axis gyroscopes plus accelerometer.

•	In October 2013, we announced the 6-axis MPU-6515 MEMS SoC and corresponding MotionApps™ software platform optimized to support key new functions introduced in Android KitKat.

•	In October 2013, we acquired certain assets relating to ADI’s MEMS microphone business to accelerate our audio roadmap and complement our current MEMS System on Chip product offerings at existing mobile, gaming and wearable device customers, while gaining entry into new markets.

Net Revenue

We derive our net revenue from sales of our MotionTracking and audio devices. We primarily sell our products through our worldwide sales organization to manufacturers of consumer electronics devices from whom we have secured a design win. The sale may be executed directly with the manufacturer or via the manufacturer’s supply chain to their designated contract manufacturer. We also sell our products through an indirect channel of distributors that fulfill orders for our products from manufacturers of consumer electronics devices, original design manufacturers and contract manufacturers.

(in thousands)	Three Months Ended		Nine months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Net revenue	$66,684	$58,929	$193,534	$153,424

Net revenue for the three and nine months ended December 29, 2013 increased by $7.8 million and $40.1 million, or 13% and 26%, respectively, compared to the same periods of the prior fiscal year, primarily due to higher volume shipments to an expanded customer base, including manufacturers of smartphones, tablet devices and digital television and set-top box remote controls, partially offset by lower volume shipments to gaming manufacturers and by per unit sold average selling price erosion. Total unit shipments for the three and nine months ended December 29, 2013 increased 53% and 70%, respectively, compared to the same periods of the prior fiscal year. Our overall average unit selling price for the three and nine months ended December 29, 2013 decreased 26% and 26%, respectively, compared to the same periods of the prior fiscal year, as a result of the change in our product mix and declines in average selling prices associated with products primarily introduced in prior years. We expect a continued trend of declining unit average selling prices for our products during their life cycles.

For the three months ended December 29, 2013, three customers each accounted for 32% (Samsung), 16% (Xiaomi) and 10% (LG) of total net revenue. For the nine months ended December 29, 2013, one customer accounted for 32% (Samsung) of total net revenue. For the three months ended December 30, 2012, three customers each accounted for 24% (Nintendo), 22% (Samsung) and 10% (Quanta) of total net revenue. For the nine months ended December 30, 2012, three customers each accounted for 23% (Nintendo), 20% (Samsung) and 13% (Quanta) of total net revenue.

No other customers accounted for more than 10% of total net revenue for the three and nine months ended December 29, 2013 or December 30, 2012.

Net Revenue by End Market

	Three Months Ended		Nine months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
	(in thousands)
Smartphone and tablet devices	$55,594	$39,451	$149,515	$103,416
% of net revenue	83%	67%	77%	67%
Gaming	$4,437	$15,716	$16,044	$36,889
% of net revenue	7%	27%	8%	24%
Optical image stabilization and other	$6,653	$3,762	$27,975	$13,119
% of net revenue	10%	6%	15%	9%

Net revenue growth and contribution to total net revenue for the smartphone/tablet end market for the three and nine months ended December 29, 2013, compared to the same periods of the prior fiscal year, reflects expansion of the smartphone portion of the handset market, growth in the market for tablet computing devices and increased adoption of our technologies in those devices. Net revenue growth and contribution to total net revenue for the optimal image stabilization and other end market for the three and nine months ended December 29, 2013, compared to the same periods of the prior fiscal year, reflects increased adoption of our technology for optical image stabilization in smartphone camera modules. The net revenue decline and contribution to total net revenue for the gaming end market for the three and nine months ended December 29, 2013, compared to the same periods of the prior fiscal year, reflects a declining consumer market for console gaming and a shift to mobile devices and online gaming.

Net Revenue by Geographic Region

	Three Months Ended		Nine months Ended
Region	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
	(in thousands)
Korea	$28,475	$17,274	$78,816	$44,859
Japan	10,103	21,902	41,161	52,499
Taiwan	1,663	6,649	14,722	29,654
United States	6.848	9,224	21,509	11,632
China	18,642	3,550	31,224	13,791
Rest of world	953	330	6,102	989

	$66,684	$58,929	$193,534	$153,424

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

The net revenue increase in Korea reflects growing demand for our products primarily by mobile device customers. The net revenue decrease in Japan reflects a declining consumer market for console gaming due to a shift to mobile device and online gaming.

Cost of Revenue

Cost of revenue primarily consists of manufacturing, packaging, assembly and testing costs for our products, shipping costs, costs of personnel, including stock-based compensation, warranty costs, the amortization of the fair value of acquired developed technology and fair-value write-up of acquired inventory, and write-downs or benefits related to excess and obsolete inventory.

(in thousands)	Three Months Ended		Nine Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Cost of revenue	$35,094	$27,723	$96,050	$70,284
% of net revenue	53%	47%	50%	46%

Cost of revenue for the three and nine months ended December 29, 2013 increased by $7.4 million and $25.8 million, or 27% and 37%, respectively, compared to the same periods of the prior fiscal year, due primarily to an increase in unit sales of our products, the amortization of the fair value write-up of acquired microphone inventory, and amortization of the fair value of acquired developed technology, partially offset by improvements in unit cost driven by transition to smaller footprint products, and continued improvements in our production yields and efficiency.

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

We price our products based on market and competitive conditions and periodically reduce the price of our products as market and competitive conditions change. Typically we experience price decreases over the life cycle of our products, which may vary by market and customer. As a result, if we are not able to decrease the cost of our products in line with the price decreases of our products, we may experience a reduction in our gross profit and gross margin. Gross margin has been and will continue to be affected by a variety of factors, including:

•	demand for our products and services;

•	our ability to add new product features to our existing products;

•	the rate of adoption of our products by new markets;

•	product manufacturing cost and yields;

•	intellectual property and technology licensing costs;

•	write-downs of inventory for excess quantity and technological obsolescence;

•	benefit from sale of previously written down inventories;

•	product mix;

•	erosion of average selling prices, as required by agreements entered into with our customers and in anticipation of competitive pricing pressures, new product introductions by us and our competitors, product end of life programs, and for other reasons;

•	the proportion of our products that are sold through direct versus indirect channels;

•	our ability to attain volume manufacturing pricing from our foundry partners and suppliers;

•	growth in our headcount and other related costs incurred in our organization; and

•	amortization of acquired developed technologies and fair value write-up of inventories

(in thousands)	Three Months Ended		Nine months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Gross profit	$31,590	$31,206	$97,484	$83,140
% of net revenue	47%	53%	50%	54%

Gross profit for the three and nine months ended December 29, 2013 increased by $0.4 million and $14.3 million, or 1% and 17%, respectively, compared to the same periods of the prior fiscal year, due to an increase in unit sales of our products, partially off-set by decreases in average selling price per unit sold for comparable products. For the three and nine months ended December 29, 2013, gross profit as a percentage of sales, or gross margin, decreased, compared to the same periods of the prior fiscal year, due to the effect of reductions in average selling price per unit sold for comparable products and changes in product mix sold, and the amortization of the fair value write-up of acquired inventory and the amortization of the fair value of acquired developed technology. For the three and nine months ended December 29, 2013, gross margin benefit of previously written down inventories was nil and $0.3 million, or approximately nil% and 0.2% of net revenue, respectively. For the three and nine months ended December 30, 2012, gross margin benefit of previously written down inventories was $0.9 million and $3.5 million, or approximately 1.6% and 2.2% of net revenue, respectively. We expect gross margins to fluctuate during future periods due to changes in product mix, average unit selling prices, manufacturing and intellectual property licensing costs, manufacturing yields and levels of product demand. The terms of the litigation settlement and patent cross license agreement are not expected to have a significant impact on the future results of the Company.

Research and Development

Research and development expense primarily consists of personnel related expenses (including employee cash compensation and benefits, and stock-based compensation), reference design development costs, development testing and evaluation costs, depreciation expense and allocated occupancy costs. Research and development activities include the design of new products, refinement of existing products and processes and design of test methodologies, including hardware and software to ensure compliance with required specifications. All research and development costs are expensed as incurred. We expect our research and development expenses to increase on an absolute basis as we continue to expand our product offerings and enhance existing products.

(in thousands)	Three Months Ended		Nine months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Research and development	$14,522	$6,712	$32,446	$18,285
% of net revenue	22%	11%	17%	12%

Research and development expense for the three and nine months ended December 29, 2013 increased by $7.8 million and $14.2 million, or 116% and 77%, respectively, compared to the same periods of the prior fiscal year. The increase for the three and nine months ended December 29, 2013, respectively, was primarily attributable to increases of $3.9 million and $6.1 million in employee cash compensation and benefit costs due to an increase in the number of employees, increases of $0.9 million and $1.8 million in stock-based compensation expense due to an increase in the number of employees, increases of $1.0 million and $1.5 million in outside services, increases of $0.4 million and $0.8 million in engineering materials and increases of $0.3 million and $0.6 million in software license fees. Research and development headcount was 175 at the end of December 29, 2013 and 109 at the end of December 30, 2012. Additions to headcount primarily supported expansion of new product and future technology development activities including approximately 35 former employees of Analog Devices, Inc. who accepted employment as of November 1, 2013 with the Company in connection with the acquisition of the Analog Devices MEMS Microphone product line by the Company.

Selling, General and Administrative

Selling, general and administrative expense primarily consists of personnel related expenses (including employee cash compensation and benefits, and stock-based compensation), sales commissions, field application engineering support, travel costs, professional and consulting fees, legal fees, depreciation expense, amortization of acquired ADI intangible assets (Customer Relationships) and allocated occupancy costs. We expect selling, general and administrative expenses to increase on an absolute basis in the future as we expand our sales, marketing, finance and administrative personnel, and we incur additional expenses associated with operating as a public company.

(in thousands)	Three Months Ended		Nine months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Selling, general and administrative	$15,663	$8,428	$36,243	$21,887
% of net revenue	24%	14%	19%	14%

Selling, general and administrative expense for the three and nine months ended December 29, 2013 increased by $7.2 million and $14.4 million, or 86% and 66%, respectively, compared to the same periods of the prior fiscal year. The increase for the three and nine months ended December 29, 2013, respectively, was primarily attributable to increases of $4.6 million and $8.4 million in legal costs due mainly to patent litigation activities, increases of $0.9 million and $1.9 million in stock-based compensation driven by an increase in the number of employees and increases of $0.7 million and $1.2 million in employee cash compensation and benefit costs due to an increase in the number of employees. Selling, general and administrative headcount increased to 127 at December 29, 2013 from 104 at December 30, 2012. Additions to headcount primarily supported expanded geographic, customer and market opportunities for our products. We expect legal expenses to decrease beginning in February 2014 as a result of resolving all outstanding legal proceedings between the Company and STI.

Patent Litigation Settlement

(in thousands)	Three Months Ended		Nine months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Patent litigation settlement	$14,500	$—	$14,500	$—
% of net revenue	22%	—%	7%	—%

On February 9, 2014, the Company and STI settled and resolved all litigation and re-examination proceedings pending between them for a one-time cash payment of $15.0 million to STI, and entered into a patent cross license agreement. The other terms of the settlement and the patent cross license agreement remain confidential and are not expected to have a material impact on the future results of the Company. This settlement and patent cross license resolves all outstanding legal proceeding between the Company and STI. The settlement resulted in the Company recognizing a pre-tax charge of $14.5 million during the quarter ended December 29, 2013.

Income (Loss) From Operations

(in thousands)	Three Months Ended		Nine months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Income (loss) from operations	$(13,095)	$16,066	$14,295	$42,968
% of net revenue	(20)%	28%	7%	28%

Income (loss) from operations for the three and nine months ended December 29, 2013 decreased by $29.2 million and $28.7 million, or 182% and 67%, respectively, compared to the same periods of the prior fiscal year, primarily due to increased gross profit of $0.4 million and $14.3 million, offset by higher operating expenses of $29.5 million and $43.0 million, respectively.

Other Income, Net

(in thousands)	Three Months Ended		Nine months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Other income (expense), net	$(1,683)	$98	$(1,390)	$188
% of net revenue	3%	—%	1%	—%

Other income (expense), net for the three and nine months ended December 29, 2013 decreased by $1.8 million and $1.6 million, or 1,817% and 839%, respectively, compared to the same periods of the prior fiscal year. The decrease was primarily due to increased interest expense of $1.5 million in both periods related to the Convertible Senior Notes.

Income Tax Provision (Benefit)

(in thousands)	Three Months Ended		Nine months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Income tax provision (benefit)	$(2,599)	$(654)	$1,154	$5,023
% of income before income taxes	18%	(4)%	9%	12%

In the three and nine months ended December 29, 2013, the Company recorded an income tax provision (benefit) of $(2.6) million and $1.2 million, respectively. In the three and nine months ended December 30, 2012, the Company recorded an income tax provision (benefit) of $(0.7) million and $5.0 million respectively. The increase in the provision for income taxes for the three months ended December 29, 2013 and the decrease for the nine months ended December 29, 2013, compared to the same periods of the prior fiscal year, was primarily due to income attributable to foreign jurisdictions where the tax rate is lower than the U.S. tax rate and also due to a two year extension of the R&D Tax Credit. The “American Taxpayer Relief Act of 2012”, signed into law by the President on January 2, 2013, extends the credit retroactively and is now set to expire at the end of calendar year 2013. The Company’s estimated fiscal year 2014 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate, partially offset by the unfavorable effects of non-deductible stock-based compensation expense.

Net Income (Loss)

(in thousands)	Three Months Ended		Nine months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Net income (loss)	$(12,179)	$16,818	$11,751	$38,133
% of net revenue	(18)%	29%	6%	25%

Net loss for the three months ended December 29, 2013, compared to net income in the same period of the prior fiscal year, is a difference of $29.0 million and is primarily due to increased operating expenses in the current period as explained above, offset by increased revenues and gross profit in the current period. Net income for the nine months ended December 29, 2013, compared to net income in the same period of the prior fiscal year decreased by $26.4 million primarily due to increased operating expenses in the current period as explained above, offset by increased net revenue and gross profit in the current period.

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

Except as follows, there have been no material changes to the our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on June 14, 2013:

Business Combinations

The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. The Company determines the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. The Company adjusts the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the acquisition closing date as it obtains more information as to facts and circumstances existing at the acquisition date impacting asset valuations and liabilities assumed. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.

Goodwill and Intangible Assets

Goodwill and intangible assets are evaluated in accordance with ASC 350-10, “Goodwill and Other Intangible Assets”, and an impairment analysis is conducted on an annual basis, or sooner if the indicators exist for a potential impairment. See Note 9, “Goodwill and Intangible Assets” of the Condensed Consolidated Financial Statements for more information on the Company’s goodwill activity.

Liquidity and Capital Resources

Since our inception, our operations have been financed primarily by net proceeds of $50.2 million from the issuance of shares of our preferred stock, net proceeds of $75.2 million from the issuance of shares of common stock in public offerings and $35.3 million, $44.4 million and $7.9 million in cash generated from operations in fiscal years 2013, 2012 and 2011, respectively and issuance of $175 million convertible note in fiscal year 2014. As of December 29, 2013, we had $266.3 million of cash, cash equivalents and investments. Although the majority of our sales are generated from a limited number of customers, we expect the number of total customers and the volume of sales to those customers to increase as the markets for our products continue to develop and increase.

We believe our current cash, along with net cash provided by operating activities, will be sufficient to satisfy our liquidity requirements for the next 12 months. We also believe our current cash, along with net cash provided by operating activities position us to pursue value-creating acquisitions if opportunities arise. Our liquidity may be negatively impacted as a result of a decline in sales of our products due to a decline in our end markets, decrease in sales of our customers’ products in the market, or adoption of competitors’ products. Additionally, at December 29, 2013, $12.9 million of the $41.1 million of cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the United States, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

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

Below is a summary of our cash flows (used in) provided by operating activities, investing activities and financing activities for the following periods:

(in thousands)	Nine months Ended
	December 29, 2013	December 30, 2012
Net cash provided by operating activities	$11,793	$31,307
Net cash used in investing activities	(239,967)	(98,382)
Net cash provided by financing activities	168,458	7,471

Net decrease in cash and cash equivalents	$(59,716)	$(59,604)

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended December 29, 2013 of $11.8 million primarily reflected net income of $11.8 million, non-cash expenses of $15.7 million, off-set by a net change in operating assets and liabilities of $15.7 million consisting primarily of increase in “Inventories” of $29.6 million, an increase in “Accounts receivable” of $4.7 million and an increase in “Prepaid expenses and other current assets” of $2.5 million, partially off-set by an increase in “Accrued liabilities” of $24.9 million. Non-cash expenses of $15.7 million consisted primarily of stock-based compensation of $10.9 million and depreciation and amortization of $3.8 million. The $29.6 million increase in “Inventories” was attributable to increased production to meet future demand. The $4.7 million increase in “Accounts receivable” principally relates to increased sales associated with an upward trend in demand in December 2013 compared with March 2013. The $2.5 million increase in “Prepaid expenses and other current assets” was primarily due to an increase in other receivables. The $24.9 million increase in “Accrued liabilities” is due primarily to higher accrued legal and payroll related expenses and accrued patent litigation settlement for the nine months ended December 29, 2013.

Net cash provided by operating activities for the nine months ended December 30, 2012 of $31.3 million, primarily reflected net income of $38.1 million, non-cash expenses of $8.0 million and a net increase in operating assets and liabilities of $14.9 million. This net increase of $14.9 million consisted primarily of an increase in accounts receivable of $12.6 million, and an increase in inventories of $6.6 million, partially offset by an increase in accounts payable and accrued liabilities of $2.9 million and $3.4 million, respectively. The increases in our operating assets and liabilities resulted primarily from our increase in sales volume weighted towards the end of the third quarter of fiscal year 2013, and additionally, the increase in inventory to support future sales. Non-cash expenses of $8.0 million consisted primarily of depreciation and amortization of $1.5 million and stock-based compensation of $6.4 million.

Net Cash Used in Investing Activities

Net cash used in investing activities in the nine months ended December 29, 2013 of $240.0 million, primarily reflected the purchase of available-for-sale investments of $189.1 million, acquisition of a business of $99.3 million, the purchase of property and equipment of $14.7 million, partially off-set by the sale and maturity of available-for-sale investments of $63.1 million.

Net cash used in investing activities in the nine months ended December 30, 2012 of $98.4 million primarily reflected the purchase of property and equipment of $4.1 million, the purchase of available-for-sale investments of $104.8 million, partially offset by the sale of available-for-sale investments of $10.5 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the nine months ended December 29, 2013 of $168.5 million resulted primarily from proceeds from debt issuance of $169.8 million, proceeds from issuance of call options of $25.6 million and proceeds from the issuance of common stock of $10.0 million, partially off-set by payment for purchase call options of $39.1 million.

Net cash provided by financing activities in the nine months ended December 30, 2012 of $7.5 million resulted primarily from proceeds from the issuance of common stock of $4.1 million and excess tax benefit from stock-based compensation of $3.8 million.

Convertible Senior Notes

On November 6, 2013, the Company issued $150.0 million aggregate principal amount of 1.75% Convertible Senior Notes due on November 1, 2018 (the “Notes”), in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”). The Company also granted the initial purchaser of the Notes an option to purchase up to an additional $25.0 million aggregate principal amount of the Notes, which the initial purchaser exercised on November 7, 2013. The Notes offered have not been registered under the Securities Act, or applicable state securities laws or blue sky laws, and may not be offered or sold in the United States absent registration under the Securities Act and applicable state securities laws or available exemptions from the registration requirements.

The Notes are senior unsecured obligation of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness and are junior to any of the Company’s existing and future secured indebtedness. The Notes pay interest in cash semi-annually (May and November) at a rate of 1.75% per annum. Net proceeds received by the Company, after issuance costs, were approximately $169.8 million. Issuance costs in the amount of $0.5 million were accrued but will be paid in the following quarter.

On or after August 1, 2018 until the maturity date, the Notes may be converted at the option of the holders. Holders may convert the Notes at their option prior to August 1, 2018 only under the following circumstances:

1) During any calendar quarter commencing after the calendar quarter ending on March 31, 2014 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

2) During the five business day period after any five consecutive trading day period in which the “trading price” per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or

3) Upon the occurrence of specified corporate events, including if there is a fundamental change.

Upon conversion, the Company will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver cash, shares of its own common stock or a combination of cash and shares of its own common stock, at the Company’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the notes being converted.

The conversion rate is initially 45.683 shares per $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $21.89 per share of common stock), subject to certain adjustments.

The Notes are not redeemable by the Company prior to the maturity date. At the events of default or fundamental change, the principal amount of the notes plus accrued and unpaid interest may become due immediately at the Note holders’ option.

The Company used and plans to use the net proceeds of approximately $169.8 million from the offering of the Notes (after the issuance costs) to finance acquisition of Microphone business line of Analog Devices, Inc. (see Note 8), for the cost of the Note hedge transactions (see below) and (2) the remaining proceeds for general corporate purposes, including capital expenditures and working capital. However, the Company has not designated with certainty all of the particular uses for the net proceeds from the Notes.

The Company separately accounts for the liability and equity components of the Notes. The initial debt component of the Notes was valued at $135.7 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 7.3%, with the equity component representing the residual amount of the proceeds of $39.3 million which was recorded as a debt discount. The issuance costs were allocated pro-rata based on the relative initial carrying amounts of the debt and equity components, including the Note hedges and warrants transactions described below. As a result, $2.5 million of the issuance costs was allocated to the equity component of the Notes, $3.0 million of issuance costs paid to the initial purchaser was accounted for as a debt discount and $0.25 million of the issuance costs was classified as other non-current assets. The debt discount and the issuance costs allocated to the debt component are amortized as additional interest expense over the term of the Notes using the effective interest method. As of December 29, 2013 the remaining amortization period of the debt discount and the issuance costs is 4.9 years. The effective interest rate of the Notes is 7.84% per annum (1.75% coupon rate plus 6.09% of non-cash accretion expense).

Convertible Note Hedges and Warrants

Concurrent with the issuance of the Notes on November 6 and 7, 2013, the Company purchased call options for its own common stock to hedge the Notes (the “Note Hedge”) and sold call options for its own common stock (the “Warrants”). The Note Hedges and Warrants transactions are structured to reduce the potential future economic dilution associated with the conversion of the Notes and are excluded from the computation of diluted earnings per share for each period presented, as the Company’s average stock price during each period is less than the conversion price.

The Note Hedges - on November 6 and 7, 2013, the Company purchased call options from a counterparty for an aggregate price of approximately $39.1 million which gives the Company the right to buy from the counterparty up to approximately 8.0 million shares of the Company’s common stock at a price of $21.89 per share, subject to adjustments. The Note Hedge is exercisable upon conversion of the Note for a number of shares equal to the product of 0.045683 and amount of the converted Note. Upon exercise of the Note Hedge the Company will receive from the counterparty cash, shares of Company’s common stock, or a combination thereof, equal to the amount by which the market price per share of the Company’s common stock exceeds $21.89 during the applicable valuation period. If only shares are received then upon exercise the Note Hedge will offset the potential dilution caused by the Note’s conversion. By the Note Hedge terms the Company will receive cash and shares in a combination that offsets share dilution caused by conversion of the Note.

Warrants - on November 6 and 7, 2013, the Company sold call options to the same counterparty for approximately $25.6 million which gives the counterparty the right to buy from the Company up to approximately 8.0 million shares of the Company’s common stock at an exercise price of $28.66 per share, subject to adjustments, on a series of days commencing on February 1, 2019 and ending May 13, 2019. Upon exercise of the Warrants, the Company will have the option to deliver cash or shares of its common stock equal to the difference between the then market price and the strike price of the warrants. Upon exercise of the Warrants the Company will pay to the Initial Purchaser cash, shares of Company’s common stock, or a combination thereof (at the Company’s choice), equal to the amount by which the market price per share of the Company’s common stock exceeds $28.66 during the applicable valuation period.

The Note Hedges and Warrants above are classified in stockholders’ equity in the Company’s condensed consolidated balance sheets.

Off Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 29, 2013, we were not involved in any unconsolidated SPE transactions.

Warranties and Indemnification

In connection with the sale of products in the ordinary course of business, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and agree to indemnify customers against third-party claims for such infringement. Further, our bylaws require us to indemnify our officers and directors against any action that may arise out of their services in that capacity. We have not been subject to any material liabilities under such provisions and therefore believe that our exposure for these indemnification obligations is minimal. Accordingly, we have no liabilities recorded for these indemnity agreements as of December 29, 2013.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 29, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$22,447	$649	$10,911	$10,887	$—
Purchase obligations	55,674	55,674	—	—	—

Total contractual obligations	$78,121	$56,323	$10,911	$10,887	$—

Operating leases consist of contractual obligations from agreements for non-cancelable office space. Purchase obligations consist of the minimum purchase commitments made to contract manufacturers.

Included in our gross unrecognized tax benefits balance of $11.2 million at December 29, 2013 are $10.0 million of tax positions which would affect income tax expense if recognized. As of December 29, 2013, approximately $1.2 million of unrecognized tax benefits would be offset by a change in valuation allowance. The Company recorded an additional $1.0 million of foreign income tax reserve for the quarter. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur. As a result, these amounts are not included in the tables above.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in our Condensed Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This standard is effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years which will be our fiscal year 2015. We are currently evaluating the impact of this new standard on our Condensed Consolidated Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents and investments of $266.3 million at December 29, 2013, which was held for liquidity purposes. We do not enter into investments for trading or speculative purposes. A 10% change in interest rates will not have a material impact on our future interest income or investment fair value. As of December 29, 2013, our cash, cash equivalents and investments were in money market funds, corporate notes and bonds, commercial paper and U.S. agency securities. Since the interest rate of our $175 million convertible debt is fixed, changes in interest rates will not impact on our future interest expense. However, the fair value of our convertible debt will decrease by $4.5 million if interest rates were to increase by 10% and will increase by $4.7 million if interest rates were to decrease by 10%.

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

Changes in Internal Control

During the first quarter of fiscal 2014, we completed the initial conversion from our former Enterprise Resource Planning (“ERP”) system to a new Oracle ERP system including modules for global customer order-to-cash settlement, procurement to payment processing, inventory production management, and general ledger and consolidations. The next phase of this conversion effort primarily includes our Customer Relationship Management (“CRM”) system which was completed with the 2013 calendar year. While we expect this new ERP system to strengthen our internal financial controls by automating manual processes and standardizing business processes across our organization, management will continue to evaluate and monitor our internal controls and processes and procedures in each of the affected areas. There were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 16, 2012, STMicroelectronics, Inc. (“STI”) filed a patent infringement complaint (“ST Microelectronics Patent Litigation I”) in the Northern District of California against the Company, alleging infringement of certain of their patents (collectively, the “Asserted Patents”). STI alleged that certain lnvenSense Micro-Electro-Mechanical Systems (“MEMS”) products and services, including but not limited to InvenSense’s ISZ, IXZ, IDG, IMU, ITG, and MPU product lines, infringed one or more claims of the Asserted Patents. On July 9, 2012, the Company filed counterclaims against STI for alleged infringement of certain of the Company’s patents. On February 27, 2013, the Court granted the Company’s request and stayed the litigation until “final exhaustion of all patent reexamination proceedings, including appeals.”

On March 11, 2013, STI filed a request with the United States International Trade Commission (“ITC”) that the ITC institute an investigation under Section 337 of the Tariff Act of 1930 against the Company, Roku, Inc., and Black & Decker (U.S.) Inc., concerning the alleged infringement of five patents (collectively, the “ITC Patents”), three of which were previously asserted in ST Microelectronics Patent Litigation I and two of which were newly asserted patents. STI alleged that certain InvenSense “MEMS” products and services, including but not limited to InvenSense’s ISZ, IMU, ITG, and MPU product lines, infringed one or more claims of the ITC Patents. STI additionally alleged that certain Roku devices that incorporate certain InvenSense MEMS products, including but not limited to the Roku 2 XS, infringed one or more claims of a subset of the ITC Patents. STI additionally alleged that certain Black & Decker devices that incorporate certain InvenSense MEMS products, including but not limited to the Black & Decker 4v Max Gyro Rechargeable Screwdriver, infringed one or more claims of a subset of the ITC Patents. On April 10, 2013, the ITC instituted this investigation. On September 13, 2013, the ITC held a Markman hearing, and issued its Markman order on January 29, 2014. On June 11, 2013, August 14, 2013, and October 14, 2013, the parties met for settlement conferences ordered by the ITC, but the parties were unable to agree to a settlement of the claims in this investigation.

On March 12, 2013, STI filed a patent infringement complaint in the Northern District of California against the Company, alleging infringement of the two patents that were newly asserted in the ITC Investigation (collectively, the “Newly Asserted Patents”) that were not previously asserted in ST Microelectronics Patent Litigation I. STI alleged that certain InvenSense MEMS products and services, including but not limited to InvenSense’s ISZ, IMU, ITG, and MPU product lines, infringed one or more claims of the Newly Asserted Patents. On April 16, 2013, the Court granted the Company’s request, staying the litigation until the determination of the ITC becomes final.

On May 14, 2013, the Company brought a lawsuit against STI in federal court in the Eastern District of Texas, alleging that STI infringed three of the Company’s patents. The Company asserted three patents against STI in this case: U.S. Patent Nos. 8,347,717, 8,351,773, and 8,250,921 and sought monetary damages. The court conducted a scheduling conference in September 2013, and the Parties exchanged their respective infringement and invalidity contentions. The Company amended its complaint to add STI’s parent STNV to the lawsuit. STNV filed a motion to dismiss and the Company filed its opposition brief to it. InvenSense filed a letter brief requesting permission from the Judge to file an early motion for summary judgment of infringement of the ‘717 patent by STI. The briefing on that request was completed and the parties were awaiting a decision by the Judge when the Judge ruled that venue is proper in East Texas but also ruled that the Northern District of California would be a more appropriate court for this litigation given its past involvement in other cases between the parties. The Company asked the Judge to reconsider that transfer decision, given that all of the California litigation between InvenSense and STI was suspended very early and substantially without substantive deliberation.

Subsequently, on February 9, 2014, the Company and STI settled and resolved all litigation and re-examination proceedings pending between them for a one-time cash payment of $15.0 million to STI, and entered into a patent cross license agreement. The other terms of the settlement and the patent cross license agreement remain confidential and are not expected to have a material impact on the future results of the Company. This settlement and patent cross license resolves all outstanding legal proceeding between the Company and STI. The settlement resulted in the Company recognizing a pre-tax charge of $14.5 million during the quarter ended December 29, 2013.

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

In October 2013, we concluded the acquisition of the assets of Analog Devices, Inc.’s MEMS microphone business line, including carrying over approximately 37 employees and support operations located in Wilmington, Massachusetts, Bratislava, Slovakia and Shanghai, China, for $100 million in cash, with potential additional payments of up to $70 million upon achievement of certain revenue targets over the 12 months following closing of the transaction. We expect to continue to pursue acquisitions of, or strategic investments into, companies, technologies and products that we believe could accelerate our ability to compete in our core markets or allow us to enter new markets. We may enter into license or cross license agreements with strategic partners or competitors. These and other strategic transactions may involve numerous risks, any of which could harm our business, including:

•	difficulties in integrating the manufacturing, operations, technologies, products, offices, systems, existing contracts, accounting, personnel and culture of acquired business or company and realizing the anticipated synergies of the combined businesses;

•	difficulties in supporting and transitioning customers, if any, of the acquired business or company;

•	diversion of financial and management resources from our existing operations;

•	The effect license and cross license agreements can have on our competitive position in our markets;

•	the price we pay or other resources that we devote may exceed the value we actually realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity or for our existing operations;

•	risks associated with entering new markets in which we have limited or no experience, including risks related to technology, customers, competitors, product cycles, customer demand, terms and conditions and other industry specific issues;

•	potential loss of key employees;

•	customers, potential customers or strategic partners from either our current business or the acquired business may terminate or scale back their business relationships with us for many reasons, including to reduce reliance on a single company or because they view the combined businesses as potentially competitive;

•	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the acquired company’s products;

•	inability to generate sufficient revenue and profitability to offset acquisition costs;

•	equity-based acquisitions may have a dilutive effect on our stock; and

•	inability to successfully consummate transactions with identified acquisition or investment candidates.

Further, there can be no assurance that any acquisition or license agreements we consummate, including the MEMS microphone business and related Knowles Electronics cross license, will generate the expected returns and other projected results we anticipate. For example, we may incur costs in excess of what we anticipate, the acquisitions of product lines with lower operating margins than our existing business may reduce our overall lower operating margins, and acquisitions frequently result in the recording of goodwill and other intangible assets that are subject to potential impairments in the future that could harm our financial results. In addition, we could use substantial portions of our available cash or, subject to provisions of any existing indebtedness we have, incur additional debt, or issue additional equity securities in order to finance acquisitions, the result of which may be to constrain our access to cash for other purposes or result in dilution to our existing stockholders. As a result of these and other risks, if we fail to manage the pursuit, consummation and integration of acquisitions or license agreements effectively, our business could suffer.

Our debt obligations may be a burden on our future cash flows and cash resources.

In November 2013 we issued $175 million of 1.75% Convertible Senior Notes due 2018, (the “Notes”). Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under the Notes and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Notes or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Notes or future indebtedness.

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

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our future financial results, the trading price of our common stock and the trading price of the Notes.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

Information relating to the issuance of our 2018 Notes was provided in Current Reports on Form 8-K dated November 5, 2013 and November 13, 2013

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 12, 2014	INVENSENSE, INC.

	By:	/s/ Alan Krock
Alan Krock
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
4.1*	Indenture, dated November 13, 2013, between InvenSense, Inc. and Wells Fargo Bank, National Association.	8-K	001-35269	4.1	November 13, 2013

10.1*	Master Asset Purchase and Sale Agreement, dated as of October 14, 2013, by and between Analog Devices, Inc. and InvenSense, Inc.	8-K	001-35269	10.1	October 18, 2013

10.2*	Purchase Agreement, dated November 6, 2013, between InvenSense, Inc. and Goldman, Sachs & Co., as initial purchaser.	8-K	001-35269	10.1	November 13, 2013

10.3*	Form of Convertible Bond Hedge Confirmation.	8-K	001-35269	10.2	November 13, 2013

10.4*	Form of Warrant Confirmation.	8-K	001-35269	10.3	November 13, 2013

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 29, 2013 and March 31, 2013, (ii) Condensed Consolidated Statements of Income for the three and nine months ended December 29, 2013 and December 30, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for three and nine months ended December 29, 2013 and December 29, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 29, 2013 and December 30, 2012 and (v) Notes to Condensed Consolidated Financial Statements.

*	Incorporated by reference to exhibits previously filed.