Form 10-K
period 2014-03-30
InvenSense Inc
filed 2014-05-29
CIK 1294924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 30, 2014

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 001-35269

INVENSENSE, INC.

(Exact name of registrant as specified in its charter)

Delaware	01-0789977
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

1745 Technology Drive Suite 200, San Jose, CA 95110	94089
(Address of principal executive offices)	(Zip code)

(408) 988-7339

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value	New York Stock Exchange LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒     NO  ☐

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of September 27, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of registrant’s voting and non-voting common stock held by non-affiliates was approximately $1,300 million, based upon the closing sale price of the common stock as reported on the New York Stock Exchange. This calculation excludes the shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock as of September 27, 2013. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

As of May 7, 2014, there were 88,185,669 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2014. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended March 30, 2014.

INVENSENSE, INC.

Special Note Regarding Forward-Looking Statements and Industry Data

This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These forward-looking statements include our expectations as to future sales of consumer electronics devices that could potentially integrate motion processors, our expectation that our products will remain a component of customers’ products throughout any such product’s life cycle, our belief that users of our products are likely to introduce these products into other devices as well as to adopt our more advanced devices, our belief that certain end-markets pose large growth opportunities for motion processing functionality, our ability to protect our intellectual property in the United States and abroad, our freedom to manufacture and sell our product without infringing the intellectual property of third parties, our belief in the sufficiency of our cash flows to meet our needs and our future financial and operating results. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Annual Report on Form 10-K. These factors include, but are not limited to, the risks described under Item 1A of Part I— “Risk Factors,” Item 7 of Part II— “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere in this Annual Report on Form 10-K and those discussed in other documents we file with the SEC. We make these forward-looking statements based upon information available on the date of this Annual Report on Form 10-K, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

As used herein, “InvenSense,” the “Company,” “we,” “our,” and similar terms refer to InvenSense, Inc., unless the context indicates otherwise.

InvenSense, MotionTracking, MotionProcessing, MotionProcessor, MotionFusion, MotionApps, DMP, AAR, and the InvenSense logo are trademarks of InvenSense, Inc. Other company and product names may be trademarks of the respective companies with which they are associated.

PART I.

Item 1.	Business.

Overview

We are the pioneer and a global market leader in devices and related software for the motion interface market that detect and track an object’s motion in three-dimensional space, including gyroscopes, accelerometers, compasses and pressure sensors. We also serve the audio sensor (microphone) market through the acquisition of the MEMS Microphone product line of Analog Devices, Inc. Our MotionTracking devices, audio products and software combine micro-electro-mechanical system (MEMS) with mixed-signal integrated circuits (ICs) and proprietary motion and system related algorithms and firmware that intelligently process, synthesize and calibrate the output of sensors for use by third party software applications via an application programming interface (API). Our devices are differentiated by their small form factor, high level of integration, performance, reliability and cost effectiveness. While our solutions have broad applicability, we currently target consumer electronics applications such as smartphones, tablets, ultrabook and laptop computers console and portable video gaming devices, digital still and video cameras, smart TVs (including digital set-top boxes, televisions and multi-media HDDs), navigation devices, industrial sensors, toys, and health and fitness accessories. We utilize a fabless model, leveraging generally available CMOS and MEMS foundries and semiconductor packaging supply chains in combination with our own proprietary additions and improvements.

Our current strategy is to continue targeting consumer electronics market with integrated MotionTracking and audio devices that meet or exceed the performance and cost requirements of consumer electronics manufacturers, are easy to integrate and set industry performance benchmarks. Our ability to secure new customers depends on winning competitive processes, known as design wins. These selection processes are typically lengthy, and, as a result, our sales cycles will vary based on the market served, whether the design win is with an existing or a new customer and whether our product being designed into our customer’s device is a first generation or subsequent generation product. Because the sales cycle for our products is long, we can incur design and development support expenditures in circumstances where we do not ultimately recognize any net revenue for an extended period of time or at all. We do not receive long-term purchase commitments from any of our customers, all of whom purchase our products on a purchase order basis. While product life cycles in our target market vary by application, once one of our solutions is incorporated into a customer’s design, we believe that it will likely remain a component of the customer’s product for its life cycle because of the time and expense associated with redesigning the product or substituting an alternative solution or customer device certification protocols. This dynamic is also supported by the increased likelihood that once a customer introduces one of our products into one of their devices, we believe they are likely to introduce it into others. Additionally, once a customer introduces one of our lower functionality sensors into their platforms, we believe they will become more likely to adopt our more advanced integrated MotionTracking and audio devices.

We were incorporated in the State of California in June 2003 and reincorporated in the State of Delaware in October 2004. Our principal executive offices are located at 1745 Technology Drive Suite 200, San Jose, CA 95110. Our telephone number is (408) 988-7339. Our website is located at www.invensense.com and our investor relations website is located at ir.invensense.com

Our fiscal year is a 52 or 53 week period ending on the Sunday closest to March 31. Our three most recent fiscal years ended on March 30, 2014 (“fiscal year 2014”), March 31, 2013 (“fiscal year 2013”) and April 1, 2012 (“fiscal year 2012”). Fiscal years 2014, 2013 and 2012 were each comprised of 52 weeks.

Our net revenue was $252.5 million, $208.6 million, and $153.0 million for fiscal years 2014, 2013 and 2012, respectively, and our net income was $6.1 million, $51.7 million and $36.9 million for these periods, respectively.

We utilize a fabless business model, working with third parties in Asia to provide both wafer fabrication as well as assembly packaging services, while the critical test and calibration functions are performed in our wholly owned subsidiary located in Hsinchu, Taiwan. We design our products at locations in San Jose, California, Wilmington, Massachusetts, Seoul, Korea, Shanghai, China and Bratislava, Slovakia. We sell our products through our direct worldwide sales organization and through our indirect channel of distributors to manufacturers of consumer electronics devices, original design manufacturers and contract manufacturers. We are headquartered in San Jose, California and had 476 employees worldwide as of March 30, 2014.

Industry Background

Over the last decade, advances in technology have led to a rapid growth and proliferation of consumer electronics devices used for communication, entertainment, convenience and business that include sensor technology. In order to differentiate products and increase sales in intensely competitive markets, consumer electronics device manufacturers have been eager to adopt new sensor device based features and functionalities, expand use cases and create new, compelling user interfaces and interactive experiences using technologies, such as touch screen and, more recently, voice-controlled and motion-based functions.

Most mass market smartphone manufacturers have successfully introduced consumers to motion-based features which enables gaming, navigation and health and fitness applications. More advanced motion sensing and voice and motion processing capabilities facilitate motion-based video gaming, voice and motion based device control, navigation, health and fitness and advanced display functionality have become a part of the standard feature set of smartphone, tablet and wearable devices. These capabilities are also being incorporated into a range of other consumer electronics devices. The momentum behind the adoption of motion interfaces in consumer electronics and other applications illustrates how technology can change the way consumers interact with their electronics devices, as well as set consumer expectations for future consumer products.

Key MEMS Based Motion and Audio Sensors

Sensors that are able to detect motion in three-dimensional space have been commercially available for several decades and have been used in automobiles, aircraft and ships. Use of MEMS based audio sensors has grown significantly in the consumer electronics markets. While the size, power consumption, cost, manufacturing methods, calibration requirements, audio performance and other design complexities involved with MEMS motion and MEMS audio sensors has historically limited their mass adoption in consumer electronics.

We believe the following five principal types of motion and also audio sensors are important for motion interface in free space and a positive consumer audio experience:

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

•

Audio Sensors (Microphones) detect audible sound, as well as ultrasound in some use cases. The audio signal received by a microphone is delivered to circuits that convert it to a digital signal to be processed, transmitted, played back or stored. Microphones are used in devices like mobile phones, digital still and video cameras, laptops, headsets, smart watches, remote controls and even industrial applications. Multiple microphones are often used in mobile phones to ensure high quality pick up of the desired audio signal.

The InvenSense Solution

We have developed proprietary, intelligent, integrated single-chip MotionTracking devices that enable intuitive and immersive user interfaces. As a result of our modular and scalable platform architecture, our current and planned products span increasing levels of integration, from standalone single-chip gyroscopes to fully integrated multi-sensor, multi-axis digital MotionTracking devices. In fiscal years 2011 and 2012, the majority of our product volume was derived from our two-axis and three-axis gyroscopes. In September 2011, we announced that our six-axis MotionTracking devices were available for high volume shipment and began shipments in our fourth quarter of fiscal year 2012. In January 2013, we announced that our nine-axis MotionTracking devices were available and in February 2014, we announced the sampling of our seven-axis Motion Tracking platform.

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

The competitive advantages of our technology and solutions are:

•

Highly integrated and cost-effective solutions enabled by our patented fabrication platform.    The foundation of our MotionTracking devices is our patented fabrication platform, which enables integration of standard MEMS with CMOS (also known as CMOS-MEMS) in a small, cost-effective wafer-level solution. Combining a MEMS wafer with an industry standard CMOS wafer reduces the number of MEMS manufacturing steps, and enables wafer-level testing, and the use of wafer-level packaging, thereby reducing back-end costs of packaging and testing and improving overall product yield and performance. In addition to our CMOS-MEMS process, we have developed low-cost, high-throughput proprietary test and calibration systems, which further reduce back-end costs. We believe we have pioneered a technological breakthrough in high-volume manufacturing of low-cost, high-performance MEMS motion processors. Combining this unique high-volume fabrication capability with our other core proprietary technologies, we are able to deliver our MotionTracking devices with industry-leading integration and cost-effectiveness.

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

•

Flexible business model, flexible manufacturing, performance and reliability.    Most MEMS devices are manufactured in proprietary in-house fabrication facilities utilizing numerous fabrication steps, esoteric substrates and MEMS-specific manufacturing processes that are not compatible for integration with standard CMOS fabrication processes. Our patented fabrication process allows us to utilize a fabless business model without relying on specialty foundries for MEMS manufacturing. Our fabless model enables cost-effective, high-volume production and provides us with the flexibility to quickly react to our customers’ needs. Additionally, our ability to perform wafer-level testing combined with our close collaborative relationships with third-party foundries enables us to better control the manufacturing process and product yields, resulting in lower cost and improved device performance and reliability.

Technology

Our contextually aware motion tracking inertial sensor technology is comprised of our core proprietary components: 1. our MotionApps platform, including application programming interfaces (APIs), user navigation tracking algorithms, activity profile libraries, sensor calibration algorithms, and sensor fusion algorithms in firmware that intelligently assimilate data from multiple sensors and other data and algorithmic output; 2. our patented fabrication platform; 3. our advanced MEMS motion sensor designs; and 4. our application specific mixed-signal circuitry for sensor signal detection and processing. All of our key technology components are critical to providing our complete, differentiated user contextual aware application solutions.

Our Audio technology includes three core components: MEMS elements designed specifically for high-quality audio sensing; ASICs—the circuits that take the raw sensor output and process it for transmission; and packaging technology, which is a very important part of the acoustic design of the microphone. InvenSense is one of the few microphone suppliers that develops all three components of the entire microphone, giving us better control of the overall acoustic system. This advantage allows us to better support our customers’ needs and deliver differentiated products to market.

Products

MotionTracking inertial sensor devices, such as those available from InvenSense, are rapidly becoming a key function in many consumer devices including smartphones, tablets, gaming consoles, and smart TVs as they provide an intuitive way for consumers to interact with their electronic devices by tracking motion in free space and delivering these motions as input commands. Accurately tracking complex user motions requires the use of motion sensors such as gyroscopes, accelerometers, compasses, and pressure sensors, fusing the sensor outputs into a single and accurate data stream for use as input commands in consumer electronics devices, and ongoing run-time calibration to ensure an optimal user experience.

Our most advanced products include the new M-2 Series product family, which is the third generation of InvenSense’s 6-axis MotionTracking System-on-a-Chip (SoC) devices, designed for “Always-On”, high performance, context-aware and location tracking applications in handheld and wearable consumer electronics products. The M-2 Series product family also includes the ICM-20728 device, which is the world’s first 7-axis MotionTracking SoC to combine a 3-axis gyroscope, 3-axis accelerometer and pressure sensor in the same silicon die. The M-2 Series also includes the third generation of Digital Motion Processor™ (DMP™), capable of processing complex 9-axis MotionFusion algorithms in addition to the new autonomous run-time calibration feature to assist with factory calibration and to ensure tight performance tolerances over the lifetime of the product. MotionTracking has become a key function in many consumer devices including smartphones, tablets, wearable devices, gaming consoles, and smart-TVs. The size advantage of the integrated 7- and 9-axis devices and now ultra-low power for “Always-On” applications, versus using higher power discrete devices for each sensor function, is compelling for space constrained products, improved application performance and for better overall user experience.

Microphones are key sensors in many consumer electronics devices. They provide the input for the key use case in some devices. For instance, a mobile phone’s key use case is transmission of speech, and the entire speech pickup is done by microphones, and their performance is critical to the user experience with mobile phone voice calls. We have announced new microphones this year, ranging from the lowest-power ICS-40310 that is designed for “Always-On” applications, to the highest-performance ICS-40720 with a signal-to-noise ratio (SNR) of 70 dB. This best-in-class spec allows it to pick up distant audio signals with outstanding clarity. Examples include uses such as a speakerphone or video recording. Another announced microphone, the ICS-40160, is well-suited for low-power “Always-On” with its low-power mode. It also has a high-performance mode for regular operation. In this mode ICS-40160 has both high SNR and high acoustic overload point (AOP) that prevents clipping of the audio signal in presence of loud sounds like at a concert or in a train station. The I²S microphones from InvenSense allow customers to directly connect the microphone to the processor because both the analog-to-digital convertor (ADC) and the decimator are in the microphone itself. This is very useful in space-constrained devices, such as smart watches, as well as devices that need very long trace lengths, such as digital TVs.

Patented Fabrication Platform

The cornerstone of our technology is our patented fabrication platform, which we believe gives us a sustainable and differentiated competitive advantage. Our patented fabrication platform is a standard “six mask” MEMS-specific bulk silicon fabrication process that enables direct bonding of MEMS components with related signal conditioning and logic circuitry that are fabricated using standard complementary metal oxide semiconductor (CMOS) processes. CMOS is a pervasive semiconductor technology used by nearly every semiconductor vendor and available at many foundries for fabrication of semiconductor devices. MEMS is a well established technology that leverages several fundamental principles of semiconductor fabrication to manufacture micron-size physical structures in small form factors. We use MEMS processes to create wafers containing the structural layers used for our motion and audio sensors, and standard CMOS fabrication technology to create wafers to provide drive and signal conditioning circuits, as well as the logic circuitry that processes sensor signals to deliver complete MotionTracking and audio devices.

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

Markets and Customers

Our customers include several of the world’s largest consumer electronics makers and many diverse smaller customers. These customers are in multiple consumer market segments, including smartphones and tablets, console and portable video gaming devices, digital television and set-top box remote controls, fitness accessories, remote controlled toys and other household consumer and industrial devices.

Seasonality of Business

Our business is subject to seasonality because of the nature of our target markets. At present, virtually all of our motion interface products are sold in the consumer electronics market. Sales of consumer electronics tend to be weighted towards holiday periods and periods when our customers typically introduce their own new products. Many consumer electronics manufacturers typically experience seasonality in sales of their products. Holiday seasonality affects the timing and volume of orders for our products as our customers tend to increase production of their products that incorporate our solutions in the first three quarters of our fiscal year in order to build inventories for the holiday season. Sales of our products tend to correspondingly and generally increase during these quarters and to significantly decrease in the fourth quarter of our fiscal year.

Backlog

As of March 30, 2014, our backlog from customers was $29.1 million, compared to $12.3 million as of March 31, 2013. The increase in backlog as of March 30, 2014, compared to March 31, 2013, was primarily due to substantial business growth, especially with key customers, and the timing of demand from those key customers. Due to the short period between receipt of orders and shipment of products to customers, backlog may not be a reliable indicator of future fiscal quarter or fiscal year sales.

Sales and Marketing

We sell our products through our direct worldwide sales organization and through our indirect channel of distributors to manufacturers of consumer electronics devices, original design manufacturers and contract manufacturers.

Our product marketing, business development and application solution engineering teams focus on leveraging our core MotionTracking devices and audio devices across end markets and operate with a common mission to drive and promote motion and audio interface applications and use cases. These teams are responsible for all new applications and market specific engagements, providing customized technical and application support, and identifying opportunities and strategic relationships. Furthermore, they work closely with ecosystem partners to further promote and enable the motion and audio interface market, an increasingly important component of our business development efforts. For example, these teams are engaged with leading application providers and may also engage with microcontroller suppliers, operating system platform vendors, independent software developers, and system solution platform vendors. Further, the technical marketing and application engineering teams actively engage with new customers during their design-in processes to educate them on the value proposition of our MotionTracking devices, identify how they could utilize our solutions in their products and provide them with the most suitable solutions, application programming interfaces (APIs) and potential reference designs. We believe these activities could result in continued adoption of our MotionTracking devices by new customers.

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

Our external marketing strategy is focused on building our brand and driving customer demand for our MotionTracking and audio devices. Our internal marketing organization is responsible for branding, collateral generation, channel marketing and sales support activities. We focus our resources on programs, tools and activities that can be leveraged by our global channel partners to extend our marketing reach, such as sales tools and collateral, product awards and technical certifications, training, regional seminars and conferences, webinars and various other demand-generation activities.

Manufacturing

Substantially all of our wafers are currently provided by Taiwan Semiconductor Manufacturing Corporation, Limited and GLOBALFOUNDRIES Inc. For our MotionTracking devices, wafer foundries manufacture both the MEMS and CMOS wafers, perform the critical wafer level bonding step of our patented fabrication process and deliver the final combined CMOS-MEMS wafer product to our wholly owned subsidiary in Hsinchu, Taiwan for proprietary wafer level testing prior to forwarding to our assembly vendors. For our audio devices, wafer foundries manufacture both the MEMS and ASIC wafers and deliver the wafers to our assembly vendors for multi-chip packaging and final test. We currently outsource our assembly packaging operations primarily to Lingsen Precision Industries, Limited, Siliconware Precision Industries Co. Limited, Advanced Semiconductor Engineering, Inc. and Amkor Technology, Inc. The assembled products are then forwarded to our Taiwan facility for final calibration and outgoing functionality test and/or shipment to our customers or distributors.

For our MotionTracking devices, our patented fabrication platform combines MEMS with standard complementary metal oxide semiconductors (CMOS) at the wafer level, which has allowed us to pioneer the industry’s first high-volume, commercial MEMS fabless business model. This fabless approach allows us to focus our engineering and design resources on product development and design. In addition, as we do not own wafer fabrication facilities, we are able to reduce our fixed costs and capital expenditures. In contrast to many fabless MEMS companies, which utilize standard process technologies and design rules established by their

MEMS foundry partners, we have developed our own proprietary patented fabrication platform and collaborated with our foundry partners to install our fabrication technology on their equipment in their facilities solely for manufacturing our products. Through close collaboration with our CMOS-MEMS foundry partners, we are able to maintain control over the manufacturing process, which has historically resulted in favorable yields for our products.

Over the last three years, we have been able to increase our annual manufacturing capacity in order to meet the volume demands of our customers, as well as potential additional demand. We continued to expand our CMOS-MEMS manufacturing capacity in fiscal year 2014, shipping wafers in high volumes from both Taiwan Semiconductor Manufacturing Corporation, Limited and GLOBALFOUNDRIES Inc., as well as expanding our captive wafer sort, sensor test, and calibration testing facilities in Taiwan.

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

•

With our heritage in high-volume fabless MEMS manufacturing, we believe we are uniquely positioned to help enable a fabless MEMS ecosystem. We maintain a fabrication shuttle program that allows universities and industry peers to license and leverage our technology in the development of CMOS-MEMS based solutions.

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

Through our research and development efforts, we intend to continually expand our portfolio of patents and to enhance our intellectual property position. As of March 30, 2014, we had 194 employees involved in research and development. Our engineering design teams are primarily located in San Jose, California. For fiscal years 2014, 2013, and 2012, we incurred $48.4 million, $24.6 million and $19.7 million, respectively, in research and development costs.

Intellectual Property Rights

We primarily rely on patent, trademark, copyright and trade secrets laws, confidentiality procedures, and contractual provisions to protect our technology. We focus our patent efforts in the United States, and, when justified by cost and strategic importance, we file corresponding foreign patent applications in strategic jurisdictions, such as Europe, the Republic of Korea, Taiwan, and China. We have 75 issued U.S. patents and 35 issued foreign patents in Japan, Taiwan, China, Korea, Great Britain, Germany, France, Denmark, and Italy, which will expire between October 2023 and December 2033, and 143 patent applications pending in the United States and 91 international patent applications pending in Europe, the Republic of Korea, Taiwan, China and Japan which will expire between October 2024 and July 2033.

All of our foreign issued patents and patent applications are related to our U.S. issued patents and patent applications.

Our issued patents and certain of our pending patent applications relate to our patented fabrication platform, which allows us to reduce back-end costs and form factor, to create hermetically sealed cavities for MEMS sensors and to improve performance, reliability and integration, and to our sensor designs, which reduce sensitivity to interference from environmental sounds and vibrations, enabling higher performance and accuracy. In addition, we have other pending patent applications that relate to mixed-signal circuits and architectures, which have a wide variety of applications, and to algorithms, software and application development, which (for example) facilitate offloading motion and other sensor interface computations from main application processors to our chips.

We intend to continue to file additional patent applications with respect to our technology and inventions. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if granted, there can be no assurance that these issued pending patent applications will provide us with protection. Our intellectual property strategy is to, where feasible, defend our IP across the various aspects of our solution. While we license IP and software libraries from third parties, none of these is fundamental to our MotionTracking and audio devices or fabrication platforms.

Employees

As of March 30, 2014, our total headcount was 476, comprised of 194 employees in research and development, 150 employees in manufacturing operations, 83 employees in sales and marketing, and 49 employees in a general and administrative capacity. None of our employees are represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

Corporate and Available Information

Our website address is www.invensense.com. The following filings are made available free of charge through our investor relations website after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements for our annual meetings of stockholders. We also provide a link to the section of the website at www.sec.gov that has all of our public filings, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements, and other ownership related filings. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

We have experienced significant growth in a short period of time. Our net revenue increased from $29.0 million in fiscal year 2009 to $79.6 million, $96.5 million, $153.0 million, $208.6 million and $252.5 million in fiscal years 2010, 2011, 2012, 2013 and 2014, respectively. We may not achieve similar growth rates in future periods. Our operating results for any prior quarterly or annual period should not be relied on as an indication of our future operating performance. If we are unable to maintain adequate net revenue growth, our financial results could suffer and our stock price could decline.

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

The market for microphone and motion interface products is highly competitive, particularly in the market for consumer electronics, which is highly sensitive to price. In the market for consumer electronics, we compete to various degrees on the basis of our products’ size, price, integration, performance, product roadmap, and reliability. Competition may increase and intensify if more and larger semiconductor companies, or the internal resources of large, integrated original equipment manufacturers, or OEMs, enter our markets. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, net revenue and operating results.

Our primary competitors in most of our target markets are STMicroelectronics N.V. and Bosch Sensortec, a division of Robert Bosch GmbH. We also face competition from other integrated and fabless semiconductor manufacturers, from in-house development organizations within some of our potential customers and from smaller companies specializing in MEMS, microphone and motion-sensing products, including those that provide sensor products offering less functionality at a lower cost, such as accelerometers and non-MEMS microphones. We also compete with large, sophisticated platform developers that may prefer to integrate less sophisticated sensors and to develop their own sensor interface application for developers, marginalizing the total solution we offer. Additionally, competitors that have traditionally focused on industrial or automotive applications for MEMS sensors may pursue the consumer electronics market, thus intensifying competition for our products. We expect competition in the markets in which we participate to increase in the future as existing competitors improve or expand their product offerings.

Most of our current competitors have longer operating histories, significantly greater resources, greater brand recognition and a larger base of customers than we do. Some of our competitors also have in-house vertically integrated manufacturing capabilities. In addition, these competitors may have greater credibility with our existing or prospective customers and in some cases are already providing components for products to such existing and prospective customers that may in the future include motion and microphone devices. Moreover, many of our competitors have been doing business with our customers or potential customers for a long period of time and have established relationships that may provide them with information regarding future market trends and requirements that may not be available to us. Additionally, some of our larger competitors may be able to provide greater incentives to customers through rebates and similar programs. Finally, some of our competitors with multiple product lines may bundle their products to offer customers a broader product portfolio at a more competitive price point. These factors may make it difficult for us to gain or maintain market share.

The average selling prices of our products continues to decrease, which could have a material adverse effect on our net revenue and gross margins if we cannot reduce our costs.

Our primary customers expect the average selling prices of our products to continue to decrease over time as a result of agreements we enter into with our customers from time to time, competitive pricing pressures, new product introductions by our competitors, shifts in customers’ product architectures, product end-of-life programs and for other reasons. We have experienced and may continue to experience substantial period-to-period fluctuations in future operating results due to the erosion of the average selling prices of our products. If we are unable to offset any reductions in our average selling prices by increasing our sales volumes, introducing new products with higher gross margins or implementing internal cost reduction programs, our net revenue and gross margins will decline, which could have a material adverse effect on our results of operations.

Our intellectual property is integral to our business. If we are unable to protect our intellectual property, our business could be adversely affected.

Our success depends in part upon our ability to protect our intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, copyrights, trademarks and trade secrets in the United States and in selected foreign countries where we believe filing for such protection is advantageous and cost-justified. Our ability to use and prevent others from using our patented fabrication platform, which is the subject of several patents and patent applications, is crucial to our success. Effective patent, copyright, trademark and trade secret protection may be unavailable, limited or not applied for in some countries. Some of our products and technologies are not covered by any patent or patent application. We cannot guarantee that:

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

•

our intellectual property rights will be enforced in jurisdictions where legal protection may be weak or legal rights difficult to obtain or enforce for a company headquartered outside that jurisdiction;

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

In addition, our competitors or others, such as our fabrication process vendors, may design around our patents or technologies, such as by creating a fabrication process that is distinct from ours. Effective intellectual property protection may be unavailable or more limited in one or more relevant jurisdictions relative to the protections available in the United States, or may not be applied for in one or more relevant jurisdictions. If we pursue litigation to assert our intellectual property rights, an adverse judicial decision in any of these legal actions could limit our ability to assert our intellectual property rights, limit our ability to obtain new product inventory, limit the value of our technology or otherwise negatively impact our business, financial condition and results of operations.

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

The semiconductor and MEMS industries are characterized by companies that hold large numbers of patents and other intellectual property rights and that vigorously pursue, protect and enforce intellectual property rights. STMicroelectonics, Inc., our most significant competitor, previously filed two lawsuits and an action before the United States International Trade Commission asserting that several of our products infringe its patents, although those lawsuits have been settled. A third party asserted in litigation that one of our gyroscope products infringes a patent held by it. This matter was resolved. Another competitor has made generalized assertions of potential infringement and we have met with it to discuss the matter. In the future other third parties may assert against us and our customers and distributors their patent and other intellectual property rights to technologies that are important to our business.

Claims that our products, processes or technology, including products, processes or technology provided by our manufacturers or suppliers about which we have no or limited knowledge, infringe third-party intellectual property rights, regardless of their merit or resolution, have been, and may continue in the future to be, costly to defend or settle and could divert the efforts and attention of our management and technical personnel. In addition, many of our customer and distributor agreements, including our agreement with our largest customer, require us to indemnify and defend our customers or distributors, as applicable, from third-party infringement claims and pay damages in the case of adverse rulings. Claims of this sort also could harm our relationships with our customers or distributors and might deter future customers from doing business with us. Indemnification from our manufacturers and suppliers may not be required or adequate to cover our damages and litigation costs. We do not know whether we will prevail in the current proceedings to which we are a party or in any future proceedings given the complex technical issues involved and the inherent uncertainties in intellectual property litigation. If any such proceedings result in an adverse outcome, we could be required to:

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

We do not have our own manufacturing facilities. We operate based on an outsourced manufacturing business model that utilizes third-party foundry and packaging capabilities. Relying on third-party manufacturing, assembly and packaging presents significant risks to us, including the following:

•	reduced control over delivery schedules, yields and product reliability;

•	price increases;

•	the failure of a key supplier to perform its obligations to us for technical, market, competitive or other reasons;

•	challenges presented by introducing our fabrication processes to new suppliers or deploying them in new foundries;

•	difficulties in establishing additional manufacturing suppliers if we are presented with the need to transfer our manufacturing process technologies to them;

•	shortages of materials;

•	misappropriation of our intellectual property; and

•	limited warranties on wafers or products supplied to us.

The performance of our third-party manufacturers is outside of our control. At present, we depend primarily upon Taiwan Semiconductor Manufacturing Company (TSMC) and Global Foundries to manufacture most of our products. Although we are not obligated to purchase a specific volume of products from, or to contract with these manufacturers on an exclusive basis, we anticipate that we will be dependent on these manufacturers to supply a substantial portion of our products for the next several fiscal quarters. We expect that it would take approximately nine to 16 months to transition our manufacturing to new third-party manufacturers. Such a transition would likely require certain customers to qualify our new manufacturers. If one or more of our third-party contractors or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market, the reliability of our products and our reputation could suffer.

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

We derive a significant amount of our net revenue from our products used in handheld devices, including smartphones and tablet devices, and historically we have derived significant revenue from video gaming. Future generations of these products may not adopt motion interface at all or, if they do, may use our competitors’ products, internally developed solutions or alternative technologies not based on MEMS sensors. If we are not successful in obtaining design wins in new generations of these products or, if these products that incorporate our products are not successful, our net revenue and operating results will decline. Even if we achieve design wins, the markets for specific products incorporating our solutions may not continue to grow or may decline for a number of reasons outside of our control, including competition among companies and market saturation.

Additionally, these markets are subject to volatility from changes in the macroeconomic environment as well as industry specific trends, such as trends resulting from feature, product, acquisition or other announcements by one of the major companies in these markets. Any decline or volatility in these overall markets could cause our net revenue and operating results to fall short of expectations or decline.

We currently depend on a limited number of customers for a material portion of our net revenue, and the loss of, or a substantial reduction in orders from these customers would significantly reduce our net revenue and adversely impact our operating results

We expect that sales to these customers will continue to account for a substantial portion of our net revenue for the foreseeable future. The loss of, or a substantial reduction in orders from, any of these customers would have a significant negative impact on our business and our operating results. For fiscal 2014 one customer accounted for 35% of total net revenue. For fiscal 2013, three customers accounted for 24%, 18% and 11% of total net revenue.

We are dependent upon the continued market acceptance and adoption of motion interface and, in particular, the adoption of our MotionTracking devices in consumer electronics products.

Market adoption and acceptance of motion interface technology, including our MotionTracking devices, in consumer electronics products is dependent on a number of factors that are outside of our control. For example, device manufacturers must decide whether incorporating the improved functionality and performance that comes with motion interface will result in improved sales and acceptance of their products. In addition, device manufacturers may not be able to integrate motion interface or processing technologies into their products in a manner that they, or their customers, consider to deliver cost-effective, compelling functionality, and developers may not introduce applications that employ motion interface in a compelling way. In addition, there are a number of companies that claim intellectual property ownership over motion as a user interface, and these claims could discourage manufacturers from integrating motion interface technology into their products.

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

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards, and rapid technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance, integration and reliability and meet the cost expectations of our customers. A key element of our product strategy is to integrate additional sensors, sensor-based functions and sensor interface functionality into our products, and to reduce the size and power consumption of products providing a given level of functionality. For instance, our seven-axis ICM-20728 provides the first single chip platform solution integrating a three-axis gyroscope, three-axis accelerometer and a pressure sensor together with an onboard Digital Motion Process (DMPTM). The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render our existing or future products obsolete.

Our failure to anticipate or timely develop new or enhanced products or technologies in response to technological change could result in decreased net revenue and our competitors achieving more design wins. In particular, we may experience difficulties with product design, manufacturing or marketing that could delay or prevent our development, introduction or marketing of new or enhanced products, including products with higher levels of sensor integration such as our seven-axis device. If we fail to introduce new or enhanced products with potentially greater integration that meet the needs of our customers, or penetrate new markets, in a timely fashion, we will lose market share and our operating results will be adversely affected.

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

In addition, our net revenues could be negatively impacted by court injunctions on our customer products from intellectual property claims by their competitors or other intellectual property rights enforcers.

If we fail to successfully manage the transition to products using our next generation products or more highly integrated products, we will lose net revenue and our operations could be materially and adversely affected.

The majority of our production volume today derives from our integrated three-axis and six-axis product families. We have introduced, and intend to continue to introduce, more highly integrated products that include greater motion sensing functionality, microphone and other audio functionality and further enhancements to on-board sensor interface capabilities. We may not be successful in achieving market acceptance of our more highly integrated single-chip products on the financial or other terms that we expect to obtain, and existing or potential new customers may instead rely on multi-chip, discrete sensor solutions. This could result in the loss of net revenue and earnings and potential inventory write-downs or obsolescence.

If we fail to successfully navigate the highly complex smartphone market, our operating results may be adversely affected.

While the general market for handheld devices is very fragmented, a limited number of manufacturers command a relatively large share of the market for smartphones with enhanced functionality. All of these customers are large, multinational companies with substantial negotiating power relative to us over price and terms of supply. Securing design wins with any of these companies or other smartphone manufacturers requires a substantial investment of our time and resources. Some of these companies produce products that already include motion sensors and microphones, and they may decide not to adopt our sensor devices. Additionally, the smartphone market is subject to a unique set of industry dynamics, such as shorter design cycles and multiple devices and manufacturers. The smartphone market is highly competitive, and if we are unable to continue to successfully navigate the unique dynamics of such market, if we are unable to adapt our products in response to any future changes in the requirements of the operating systems, particularly the Android operating system, or if the products of manufacturers that choose to incorporate our solutions are not commercially successful, our net revenue may not grow and our operating results may be adversely affected.

Our sales are subject to a competitive selection process conducted by our prospective customers that can be lengthy and require us to expend significant resources, even though we ultimately may not be selected and revenue from being selected may be lower than anticipated.

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

We generally place orders for products with some of our suppliers approximately three to four months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate and cost-effective foundry or assembly capacity from our third-party manufacturers to meet our customers’ delivery requirements, or we may accumulate excess inventories. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders and therefore were unable to benefit from this incremental demand. In addition, our third-party manufacturers may prioritize orders placed by other companies that order higher volumes of products or otherwise qualify for more favorable treatment, many of whom are larger and more established than us. In the event that manufacturing capacity is reduced or eliminated at one or more of our third-party manufacturers’ facilities, we could have difficulties fulfilling our customer orders, and our net revenue and results of operations could decline.

Failure to achieve expected manufacturing yields for our products could negatively impact our operating results.

Manufacturing yields for our products are a function of product design, which is developed largely by us, process technology, some of which is proprietary to our foundries, and packaging and other fulfillment processes. Low yields may result from product design, process technology or other fulfillment process failures. We do not know whether a yield problem exists until our products are manufactured based on our design. When a yield issue is identified, the product is analyzed and tested to determine the cause. As a result, yield deficiencies may not be identified until well into the production process. Resolution of yield problems requires cooperation among, and communication between, us and our foundries. Because of our potentially limited access to wafer foundry capacity, decreases in manufacturing yields could result in an increase in our costs, cause us to fail to meet product delivery commitments and force us to allocate our available product supply among end customers. Lower than expected yields could harm our operating results, our customer relationships and our reputation.

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

Historically, because of this limited visibility, at times our actual results have been different from our forecasts of customer demand. Some of these differences have been material, leading to net revenue and margin forecasts different from the results we were actually able to achieve. These differences may occur in the future. Conversely, if we were to underestimate customer demand or if sufficient manufacturing capacity were unavailable, we could be unable to take advantage of net revenue opportunities, potentially lose market share and damage our customer relationships and market reputation, and be subject to contractual penalties for not meeting customer demand. In addition, any significant future cancellations or deferrals of product orders could materially and adversely impact our profit margins, increase our inventory write-downs due to product obsolescence and restrict our ability to fund our operations.

If we have significant inventories that become obsolete or cannot be sold at acceptable prices, our results may be negatively impacted

Although we believe that we currently have made adequate adjustments for inventory that has declined in value, become obsolete, or is in excess of anticipated demand, there can be no assurance that such adjustments will be adequate. If significant inventories of our products become obsolete, or are otherwise not able to be sold at favorable prices, our operating results could be materially affected.

The complexity of our products could result in unforeseen delays or expenses caused by defects or bugs, which could delay the introduction or acceptance of our new products, damage our reputation with current or prospective customers and adversely affect our operating costs and revenue.

Our highly complex motion sensing and processing products may contain defects and bugs when they are first introduced or as new versions are released. We have in the past experienced, and may in the future experience, defects and bugs. There may be additional defects and bugs contained in our products that, due to our limited operating history, may not have manifested. If any of our products contains defects or bugs, or have reliability, quality or other problems, we may not be able to successfully correct such problems in a timely manner. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales to our customers. Defects or bugs could materially and adversely affect our ability to achieve design wins from existing customers and to attract new customers, which could adversely affect our market share and operating results. In addition, defects or bugs could interrupt or delay shipments to existing customers. If a significant defect or bug is not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others. As a result, our operating costs could be adversely affected.

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

We began doing business in 2003 and did not begin to generate net revenue until the first quarter of fiscal year 2007. For fiscal 2014 one customer accounted for 35% of total net revenue. For fiscal 2013 three customers accounted for 24%, 18% and 11% of total net revenue. For fiscal 2012 three customers accounted for 31%, 15% and 12% of total net revenue. As a result, we have only a limited operating history from which to predict future net revenue from multiple new customers and new markets. This limited operating experience, combined with the rapidly evolving nature of the markets in which we sell our products, substantial uncertainty concerning how these markets may develop, the rate of adoption of our products in these new markets and other factors beyond our control, reduces our ability to accurately forecast quarterly or annual net revenue. We are currently expanding our staffing, implementing new internal systems, and increasing our expense levels in anticipation of future growth. If our net revenue does not increase as we expect relative to the growth of our operating expenses, our operating margins could be negatively affected or we could incur significant losses.

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

Currently, our wafer sort, final test and shipping operations, as well as the facilities of our third-party wafer manufacturing and assembly suppliers, are located in Singapore, Hong Kong, Taiwan, Thailand and the Philippines. Our largest customers are based in Korea, China and Japan. We have sales and support centers in China, Japan, the Republic of Korea, United Arab Emirates and Taiwan. In addition, our headquarters are located in Northern California. Thailand, Taiwan, the Republic of Korea and Japan are susceptible to earthquakes, tsunamis, typhoons, floods and other natural disasters, and have experienced severe earthquakes, typhoons and floods in recent years that caused significant property damage and loss of life. The Northern California area is also subject to significant risk of earthquakes.

In addition, facilities located in the Republic of Korea, Taiwan, Thailand and China are subject to risks associated with uncertain political, economic and other conditions in Asia, including the outbreak of contagious diseases, such as the H1N1 virus, natural disasters, such as severe flooding in Thailand during the 2011 monsoon season, and political turmoil in the region. Although these risks have not materially adversely affected our business, financial condition or results of operations to date, there can be no assurance that such risks will not do so in the future. There also can be no assurance that another earthquake, tsunami or other natural disaster will not occur in the Pacific Rim region, where the risk of such an event is significant due to, among other things, the proximity of major earthquake fault lines in the area. Any such future event could include power outages, fires, flooding or other adverse conditions, as well as disruption or impairment of production capacity and the operations of our manufacturers and customers, which could have a material adverse effect on us. Any disruption resulting from these events could cause significant delays in shipments of our products until we are able to shift our manufacturing, assembly or testing from the affected facilities or contract to another location or third-party vendor. Under such circumstances, there can be no assurance that alternative capacity could be obtained on favorable terms, if at all. Any catastrophic loss to any of our facilities would likely disrupt our operations, delay production, shipments and net revenue and result in significant expenses to repair or replace the facility. In particular, any catastrophic loss at the San Jose, California or Taiwan facilities would materially and adversely affect our business.

Our product development efforts are time consuming and expensive and may not generate an acceptable return, if any.

Our product development efforts require us to incur substantial research and development expense. Our research and development expense was $24.6 million for fiscal year 2013 and $48.4 million for fiscal year 2014, and we anticipate that research and development expense will increase in the future. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

Sales to end customers in Asia accounted for 87% of our net revenue in fiscal year 2014 and 92% of our net revenue in fiscal year 2013. In addition, approximately 43% of our employees are located in Asia, and substantially all of our products are manufactured, assembled or tested in Asia. Multiple factors relating to our international operations and to the particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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

In addition to the general cyclicality of the semiconductor and consumer electronics industries, our business is subject to seasonality because of the nature of our target markets. At present, virtually all of our motion interface products are sold in the consumer electronics market. Sales of consumer electronics tend to be weighted towards holiday periods, and many consumer electronics manufacturers typically experience seasonality in sales of their products. Seasonality affects the timing and volume of orders for our products as our customers tend to increase production of their products that incorporate our solutions in the first three quarters of our fiscal year in order to build inventories for the holiday season. Sales of our products tend to correspondingly increase during these quarters and to significantly decrease in the fourth quarter of our fiscal year. For example, our net revenue was $66.7 million for the third quarter of fiscal year 2014 and declined to $59.0 million for the fourth quarter of fiscal year 2014. We expect this seasonality to continue in future periods and, as a result, our operating results are likely to vary significantly from quarter to quarter.

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

In October 2013, we concluded the acquisition of the assets of Analog Devices, Inc.’s MEMS microphone business line, including carrying over 37 employees and support operations located in Wilmington, Massachusetts, Bratislava, Slovakia and Shanghai, China, for $100 million in cash, with potential additional payments of up to $70 million upon achievement of certain revenue targets over the 12 months following closing of the transaction. We expect to continue to pursue acquisitions of, or strategic investments into, companies, technologies and products that we believe could accelerate our ability to compete in our core markets or allow us to enter new markets. We may enter into license or cross license agreements with strategic partners or competitors. These and other strategic transactions may involve numerous risks, any of which could harm our business, including:

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

In addition, we have granted our CEO and other executives severance benefits that would be triggered in the event of a change of control and an associated termination of their employment other than for cause, which could also discourage a takeover.

Compliance with new regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain metals used in manufacturing our products.

Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), requires the SEC to promulgate new disclosure requirements for manufacturers of products containing certain minerals which are mined from the Democratic Republic of Congo and adjoining countries. Manufacturers are also required to disclose their efforts to prevent the sourcing of such “conflict minerals” and metals produced by that country. While the new disclosure rules were effective starting in calendar year 2013, compliance with these new regulations may limit the sourcing and availability of some of the metals used in the manufacture of our products and may affect our ability to obtain products in sufficient quantities or at competitive prices. We may also incur significant costs for due diligence to determine whether “conflict minerals” are used in our products and, if so, the sources of those materials.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located at 1745 Technology Drive in San Jose, California in a facility consisting of approximately 71,000 square feet of office space under a lease expanding to 130,000 square feet of office space over the term of the non-cancelable operating lease, which expires December 2019. Our corporate headquarters facility accommodates our product design, software engineering, sales, marketing, operations, finance, and administrative activities. We also occupy space in Hsinchu, Taiwan, under a lease that expires in December 2018, which serves as our wafer-sort and testing facility. We also lease sales and support offices in China, Japan, and the Republic of Korea and have research and development offices in The Slovak Republic and in Wilmington, Massachusetts. We currently do not own any real estate or facilities. We believe that our leased facilities are adequate to meet our current needs and expect to be able to lease additional or alternative facilities to meet our future needs.

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

On May 16, 2012, and again on March 11, 2013 STMicroelectronics, Inc. (“STI”) filed patent infringement complaints (“ST Microelectronics Patent Litigation I and II”) against us, alleging infringement of certain of their patents (collectively, the “Asserted Patents”). STI alleged that certain lnvenSense MEMS products and services infringed one or more claims of the Asserted Patents. On July 9, 2012, we filed counterclaims against STI alleging infringement of certain of our patents. On February 9, 2014, we and STI settled and resolved all litigation and proceedings pending between us and STI for a one-time cash payment of $15.0 million to STI, and entered into a patent cross license agreement. The other terms of the settlement and the patent cross license agreement remain confidential and are not expected to have a material impact on our future results. This settlement and patent cross license resolves all outstanding legal proceeding between us and STI. The settlement resulted in recognition of a pre-tax charge of $15.0 million in fiscal year 2014.

We are not aware of any other pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on our consolidated financial position, results of operations, or cash flows. However, our analysis of whether a claim may be made, or whether a claim made may proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel, and have a negative effect on our business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results, and/or financial condition.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “INVN”. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the NYSE:

	High	Low
Year Ending March 31, 2013:
First Quarter	$19.55	$9.06
Second Quarter	$14.25	$9.12
Third Quarter	$12.98	$9.52
Fourth Quarter	$15.96	$10.20
Year Ending March 30, 2014:
First Quarter	$15.94	$9.09
Second Quarter	$19.36	$14.99
Third Quarter	$21.82	$15.20
Fourth Quarter	$24.34	$17.76

As of March 30, 2014, we had approximately 19 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following graph shows a comparison of the cumulative total return for our common stock, the S&P 500 Index and the NYSE Composite Index from November 16, 2011 (the date our common stock commenced trading on the NYSE) through March 30, 2014. Such returns are based on historical results and are not intended to suggest future performance. Data for the S&P 500 Index and the NYSE Composite Index assume reinvestment of dividends.

InvenSense Inc.

Total Return Performance

InvenSense Inc., S&P 500 Composite Index and the NYSE Composite Index

	Period Ending
	11/16/11	1/1/12	4/1/12	7/1/12	9/30/12	12/30/12	3/31/13	6/30/13	9/29/13	12/29/13	3/30/14
InvenSense Inc.	100	133	241	151	159	146	142	205	239	241	303
S&P 500 Composite Index	100	102	114	110	116	113	127	130	137	149	150
NYSE Composite Index	100	101	111	106	112	113	123	123	131	140	141

Item 6.	Selected Financial Data.

We have derived the selected consolidated statement of income data for the fiscal years ended 2014, 2013 and 2012, respectively, and selected consolidated balance sheet data as of the March 30, 2014 and March 31, 2013, from our audited Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K. We have derived the statement of income data for the fiscal years prior to fiscal year 2012, and selected consolidated balance sheet data prior to March 31, 2013, from our audited Consolidated Financial Statements and related Notes not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any future period. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Income Data:

	Fiscal Years
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Net revenue	$252,533	$208,634	$152,967	$96,547	$79,556
Cost of revenue(1)	127,724	97,937	67,571	43,647	36,073

Gross profit	124,809	110,697	85,396	52,900	43,483
Operating expenses:
Research and development(1)	48,431	24,648	19,672	15,826	13,085
Selling, general and administrative(1)	51,344	29,391	18,710	15,596	8,427
Litigation settlement	15,000	—	—	—	—

Total operating expenses	114,775	54,039	38,382	31,422	21,512

Income from operations	10,034	56,658	47,014	21,478	21,971
Other income (expense), net:
Change in fair value of warrant liabilities(2)	—	—	—	(4,025)	(6,363)
Interest (expense)	(4,012)	(2)	(22)	(16)	(100)
Other income, net	167	350	160	47	33

Other income (expense) - net	(3,845)	348	138	(3,994)	(6,430)
Income before income taxes	6,189	57,006	47,152	17,484	15,541
Income tax provision	70	5,301	10,205	8,137	399

Net income(3)	6,119	51,705	36,947	9,347	15,142
Net income allocable to convertible preferred stockholders(3)	—	—	20,618	7,716	12,150

Net income allocable to common stockholders(3)	$6,119	$51,705	$16,329	$1,631	$2,992

Net income per common share allocable to common stockholders:
Basic	$0.07	$0.62	$0.39	$0.09	$0.18

Diluted	$0.07	$0.59	$0.37	$0.08	$0.17

Weighted average shares outstanding in computing net income per share allocable to common stockholders:
Basic	86,520	82,738	41,614	17,592	16,542

Diluted	89,928	87,359	47,011	22,202	20,867

(1)	Includes stock-based compensation expense as follows:

	Fiscal Years
	2014	2013	2012	2011	2010
	(in thousands)
Cost of revenue	$1,296	$649	$325	$261	$233
Research and development	6,218	2,753	1,474	946	536
Selling, general and administrative	8,510	5,117	1,889	983	537

Total stock-based compensation expense	$16,024	$8,519	$3,688	$2,190	$1,306

(2)	In connection with a financing transaction prior to fiscal 2010, the Company issued warrants to purchase shares of its then-outstanding Series A and B preferred stock. Prior to June 25, 2010, under both ASC 815-40 and ASC 480 “Distinguishing Liabilities from Equity,” the warrants were marked to market as of the end of each reporting period with changes in the fair value being recorded within other income (expense) in the Company’s consolidated statements of income.

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

(3)	Please see Note 1 to our Consolidated Financial Statements for an explanation of the method used to calculate net income allocable to convertible preferred stockholders and net income allocable to common stockholders, including the method to calculate the number of shares used in the computation of the per share amounts.

Consolidated Balance Sheet Data:

	As of
	March 30, 2014	March 31, 2013	April 1, 2012	April 3, 2011	March 28, 2010
	(in thousands)
Cash and cash equivalents	$26,025	$100,843	$153,643	$28,795	$22,394
Short-term investments	91,307	77,040	4,129	9,280	12,875
Working capital	215,011	222,828	172,931	54,285	36,873
Long-term investments	128,755	22,442	—	—	2,008
Total assets	494,735	279,094	193,318	70,746	54,450
Total debt, including current portion	135,592	22	50	34	349
Convertible preferred stock	—	—	—	50,241	38,364
Common stock	215,958	158,108	136,792	5,762	2,855
Total stockholders’ equity	$313,828	$249,947	$176,877	$59,141	$35,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements for the year ended March 30, 2014 and the Notes to those statements included elsewhere in this Annual Report on Form 10-K.

Business Overview

We are the pioneer and a global market leader in devices for the motion interface market that detect and track an object’s motion in three-dimensional space. We also recently entered the audio sensor (microphone) markets through the acquisition of the MEMS Microphone product line of Analog Devices, Inc. Our MotionTracking devices and audio products combine micro-electro-mechanical system (MEMS) motion sensors, such as accelerometers, gyroscopes, microphones and compasses, with mixed-signal integrated circuits (ICs) and proprietary algorithms and firmware that intelligently process, synthesize and calibrate the output of sensors for use by software applications via an application programming interface (API). Our devices are differentiated by their small form factor, high level of integration, performance, reliability and cost effectiveness. While our solutions have broad applicability, we currently target consumer electronics applications such as smartphones and tablets, console and portable video gaming devices, digital still and video cameras, smart TVs (including digital set-top boxes, televisions and multi-media HDDs), navigation devices, industrial sensors, toys, and health and fitness accessories. We utilize a fabless model, leveraging current CMOS and MEMS foundries and semiconductor packaging supply chains.

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

Our net revenue increased to $252.5 million in fiscal year 2014 from $208.6 million in fiscal year 2013 and $153.0 million in fiscal year 2012, respectively. We achieved net income of $6.1 million, $51.7 million and $36.9 million in fiscal years 2014, 2013 and 2012, respectively. At March 30, 2014, we had $246.1 million in cash, cash equivalents and investments.

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

	Fiscal Year
	2014	2013	2012
	(in thousands)
Net revenue	$252,533	$208,634	$152,967

Net revenue for fiscal year 2014 increased by $43.9 million, or 21%, year-over-year, primarily due to higher volume shipments to an expanded customer base, including manufacturers of smartphones, tablet devices and digital television and set-top box remote controls, partially offset by lower volume shipments to gaming manufacturers and lower per unit average selling prices. Total unit shipments for fiscal year 2014 increased by 62% year-over-year. Our overall average unit selling price for fiscal year 2014 decreased 25% year-over-year as a result of the change in our product mix and declines in average selling prices associated with products primarily introduced in prior years. We expect a continued trend of declining unit average selling prices for our products during their life cycles.

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

For fiscal 2014 one customer accounted for 35% (Samsung) of total net revenue. For fiscal 2013 three customers accounted for 24% (Samsung), 18% (Nintendo) and 11% (Quanta) of total net revenue. For fiscal year 2012 three customers accounted for 31% (Nintendo), 15% (HTC) and 12% (Samsung) of total net revenue. No other customer accounted for more than 10% of total net revenue for fiscal years 2014, 2013 or 2012.

Net Revenue by Target End Market

	Fiscal Year
	2014	2013	2012
	(in thousands)
Smartphone and tablet devices	$199,535	$147,958	$85,601
% of net revenue	79%	71%	56%
Optical image stabilization and other	$35,490	$21,989	$12,343
% of net revenue	14%	11%	8%
Gaming	$17,508	$38,687	$55,023
% of net revenue	7%	19%	36%

Net revenue growth and contribution to total net revenue for the smartphone and tablet end market in fiscal years 2014 and 2013 reflects significant expansion of the smartphone portion of the handset market, growth in the market for tablet computing devices, and increased adoption of our technologies in those devices during that time period. Net revenue growth and contribution to total net revenue for the optimal image stabilization and other end market in fiscal years 2014 and 2013 primarily reflects increased adoption of our technology for optical image stabilization in smartphone camera modules. The net revenue decline and contribution to total net revenue for the gaming end market in fiscal years 2014 and 2013 reflects a declining consumer market for console gaming and shift to mobile device and online gaming during that time period.

Net Revenue by Geographic Region

Region	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(in thousands)
Korea	$112,880	$69,874	$39,827
Japan	45,493	65,663	54,754
China	43,796	14,742	11,855
Taiwan	18,737	39,203	34,040
United States	24,681	16,667	11,916
Rest of world	6,946	2,485	575

	$252,533	$208,634	$152,967

While our customers design their products globally, we primarily sell our products directly to customers or their contract manufacturing partners and distributors in Asia which consists primarily of Korea, Japan, China and Taiwan. Sales into Asia constituted 87% of our net revenue in fiscal year 2014 compared with 92% of our net revenue in fiscal year 2013 and 92% of our net revenue for the fiscal year 2012. We report revenue by geographic region based upon the location of the headquarters of our customers.

The net revenue increase in Korea reflects growing demand for our products primarily by mobile device customers. The net revenue decrease in Japan reflects a declining consumer market for console gaming due to a shift to mobile device and online gaming.

We believe that a substantial majority of our net revenue will continue to come from sales to customers and contract manufacturers located in Asia, where most of the manufacturers of consumer electronics devices that use and may in the future use our products are located. As a result of this regional customer concentration, we may be subject to economic and political events and other developments that impact our customers in Asia. For more information, see the section titled “Risk Factors—Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business.”

Cost of Revenue

Cost of revenue primarily consists of manufacturing, packaging, assembly and testing costs for our products, shipping costs, costs of personnel, including stock-based compensation, warranty costs and write-downs for excess and obsolete inventory.

	Fiscal Year
	2014	2013	2012
	(in thousands)
Cost of revenue	$127,724	$97,937	$67,571
% of net revenue	51%	47%	44%

Cost of revenue for fiscal year 2014 increased by $29.8 million, or 30%, year-over-year, due primarily to an increase in unit sales of our products, the amortization of the fair value write-up of acquired microphone inventory, and amortization of the fair value of acquired developed technology, partially offset by improvements in unit cost driven by transition to smaller footprint products, and continued improvements in our production yields and efficiency.

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

•	the proportion of our products that are sold through direct versus indirect channels;

•	our ability to attain volume manufacturing pricing from our foundry partners and suppliers;

•	growth in our headcount and other related costs incurred in our organization; and

•	amortization of acquired developed technologies and fair value write-up of inventories.

	Fiscal Year
	2014	2013	2012
	(in thousands)
Gross profit	$124,809	$110,697	$85,396
% of net revenue	49%	53%	56%

Gross profit for fiscal year 2014 increased by $14.1 million, or 13%, year-over-year, due to an increase in unit sales of our products, partially offset by decreases in average selling price per unit sold for comparable products. Gross profit as a percentage of sales, or gross margin, decreased due to the effect of reductions in average selling price per unit sold for comparable products and changes in product mix sold, and the amortization of the fair value write-up of acquired inventory and the amortization of the fair value of acquired developed technology. The benefit of the sale of previously written down inventories for fiscal 2014 was $0.3 million or nil% of net revenues. We expect gross margins to fluctuate during future periods due to changes in product mix, average unit selling prices, manufacturing and intellectual property licensing costs, manufacturing yields and levels of product demand. We do not expect the terms of our litigation settlement and patent cross license agreement with ST Microelectronics, Inc. to have a significant impact on our future results.

Gross profit for fiscal year 2013 increased by $25.3 million, or 30%, year-over-year, due to an increase in unit sales of our products and the favorable effect of the sale of previously written down inventories, partially offset by decreases in average selling price per unit sold for comparable products. Gross profit as a percentage of sales, or gross margin, decreased on the effect of reductions in average selling price per unit sold for comparable products and changes in product mix sold, partially offset by the benefit of the sale of previously written down inventories for fiscal year 2013 of $3.0 million, or 1.5% of net revenue and by improvements in our production yields and efficiency. We expect gross margins to fluctuate during future periods due to changes in product mix, average unit selling prices, manufacturing costs, manufacturing yields and levels of product demand.

Research and Development

Research and development expense primarily consists of personnel related expenses (including employee cash compensation and benefits, and stock-based compensation), contract engineering services, intellectual property license costs, reference design development costs, development testing and evaluation costs, depreciation expense and allocated occupancy costs. Research and development activities include the design of new products, refinement of existing products and processes and design of test methodologies, including hardware and software to ensure compliance with required specifications. All research and development costs are expensed as incurred. We expect our research and development expenses to increase on an absolute basis as we continue to expand our product offerings and enhance existing products.

	Fiscal Year
	2014	2013	2012
	(in thousands)
Research and development	$48,431	$24,648	$19,672
% of net revenue	19%	12%	13%

Research and development expense for fiscal year 2014 increased by $23.8 million, or 96%, year-over-year. The increase was primarily attributable to a $10.3 million increase in employee cash compensation and benefits and a $3.5 million increase in stock-based compensation expense due to an increase in the number of employees, a $3.0 million increase in equipment and supply costs used to support research and development activities, a $3.0 million increase in allocated occupancy costs due to higher headcount and a $2.6 million increase in third party project and contractor costs associated with new product development. Research and development headcount was 194 at the end of fiscal year 2014 and 118 at the end of fiscal year 2013. Additions to headcount primarily supported expansion of new product and future technology development activities including 35 former employees of Analog Devices, Inc. who accepted employment as of November 1, 2013 with us in connection with our acquisition of the Analog Devices MEMS Microphone product line.

Research and development expense for fiscal year 2013 increased by $5.0 million, or 25%, year-over-year. The increase was primarily attributable to a $1.9 million increase in employee cash compensation and benefits costs and a $1.3 million increase in stock-based compensation expense due to an increase in the number of employees, and a $0.9 million increase in mask and foundry expenses. Research and development headcount was 118 at the end of fiscal year 2013 and 109 at the end of fiscal year 2012. Additions to headcount primarily supported expansion of new product and future technology development activities.

Selling, General and Administrative

Selling, general and administrative expense primarily consists of personnel related expenses (including employee cash compensation and benefits, and stock-based compensation), sales commissions, field application engineering support, travel costs, professional and consulting fees, legal fees, depreciation expense and allocated occupancy costs. We expect selling, general and administrative expenses to increase on an absolute basis in the future as we expand our sales, marketing, finance and administrative personnel

	Fiscal Year
	2014	2013	2012
	(in thousands)
Selling, general and administrative	$51,344	$29,391	$18,710
% of net revenue	20%	14%	12%

Selling, general and administrative expense for fiscal year 2014 increased by $22.0 million, or 75%, year-over-year. The increase was primarily attributable to a $12.2 million increase in legal costs due primarily to patent litigation and acquisition activities, a $3.4 million increase in stock-based compensation and a $2.6 million increase in employee cash compensation and benefits costs driven by an increase in the number of employees, a $1.2 million increase in outside service costs and a $1.4 million increase in allocated occupancy costs due to higher headcount. Selling, general and administrative headcount increased to 132 at the end of fiscal year 2014 from 102 year-over-year. Additions to headcount primarily supported expanded geographic, customer and market opportunities for our products. We expect legal expenses to decrease in fiscal year 2015 as a result of resolving all outstanding legal proceedings between the Company and STI.

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

Litigation Settlement

	Fiscal Year
	2014	2013	2012
	(in thousands)
Patent litigation settlement	$15,000	$—	$—
% of net revenue	6%	—%	—%

On February 9, 2014, the Company and STI settled and resolved all litigation and re-examination proceedings pending between them for a one- time cash payment of $15.0 million to STI, and entered into a patent cross license agreement. The other terms of the settlement and the patent cross license agreement remain confidential and are not expected to have a material impact on our future results. This settlement and patent cross license resolves all outstanding legal proceeding between us and STI. The settlement resulted in recognition of a pre-tax charge of $15.0 million in fiscal year 2014.

Income From Operations

	Fiscal Year
	2014	2013	2012
	(in thousands)
Income from operations	$10,034	$56,658	$47,014
% of net revenue	4%	27%	31%

Income from operations for fiscal year 2014 decreased by $46.6 million, or 82%, year-over-year, primarily due to higher operating expenses of $60.7 million, partially offset by an increase in gross profit of $14.1 million. As a percentage of net revenues, income from operations decreased by 23%.

Income from operations for fiscal year 2013 increased by $9.6 million, or 21%, year-over-year, primarily due to increased gross profit of $25.3 million partially offset by higher operating expenses of $15.7 million. As a percentage of net revenues, income from operations decreased by 4%.

Interest (Expense)

	Fiscal Year
	2014	2013	2012
	(in thousands)
Interest (Expense)	$(4,012)	$(2)	$(22)
% of net revenue	(2)%	—%	—%

Interest (expense) increased by $4.0 million for fiscal year 2014 due to interest expense related to the Convertible Senior Notes issued in the third quarter of fiscal year 2014. Interest expense was insignificant in both fiscal year 2013 and fiscal year 2012.

Other Income, Net

	Fiscal Year
	2014	2013	2012
	(in thousands)
Other income, net	$167	$350	$160
% of net revenue	—%	—%	—%

Other income, net decreased by $0.2 million, or 52%, for fiscal year 2014 compared to fiscal year 2013. The decrease in other income, net was primarily due to an increase in foreign currency losses.

Other income, net increased by $0.2 million, or 119%, for fiscal year 2013 compared to fiscal year 2012. The increase in other income (expense) was primarily due to increased interest income of $0.4 million on higher investment balances, offset by decreases in gains on sale of fixed assets compared to fiscal year 2012.

Income Tax Provision

The provision for income taxes consists of our estimated Federal, State and foreign income taxes based on our pre-tax income. Our provision differs from the federal statutory rate primarily due to foreign tax differentials, research and development tax credits, and expenses that are not deductible such as certain stock based compensation.

	Fiscal Year
	2014	2013	2012
	(in thousands)
Income tax provision	$70	$5,301	$10,205
% of income before income taxes	1%	9%	22%

In fiscal year 2014, we recorded an income tax provision of $0.1 million compared to an income tax provision of $5.3 million for fiscal year 2013. The difference between fiscal year 2014 compared to fiscal year 2013, was primarily due to a lower effective tax rate resulting from foreign rate differentials, increased research and development tax credits, stock-based compensation deductions and was negatively affected by an increase in non-deductible stock option expense.

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

The provision for income tax differs from the amount computed by applying the federal statutory tax rate to income before income taxes as follows:

	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
Income tax provision at the federal statutory rate	35.0%	35.0%	35.0%
Research and development credits	(27.3)	(2.1)	(1.0)
Foreign tax rate differential	(22.0)	(25.8)	(14.7)
Non-deductible stock compensation	19.5	2.2	2.3
Other	(4.1)	—	—

Effective tax rate	1.1%	9.3%	21.6%

Net Income

	Fiscal Year
	2014	2013	2012
	(in thousands)
Net income	$6,119	$51,705	$36,947
% of net revenue	2%	25%	24%

Net income for fiscal year 2014 decreased by $45.6 million, or 88%, year-over-year, primarily due to increased operating expenses, as explained above, partially offset by increased net revenue and gross profit.

Net income for fiscal year 2013 increased by $14.8 million, or 40%, year-over-year, primarily due to increased unit shipments, increased gross profit and a lower effective tax rate.

Quarterly Results of Operations and Seasonality

Tables setting forth our unaudited consolidated statements of operations for each quarter of fiscal years 2014 and 2013, may be found in Note 10, Quarterly Financial Data (Unaudited), in our Notes to Consolidated Financial Statements included later in this Annual Report on Form 10-K, which information is incorporated herein by reference. The quarterly data have been prepared on the same basis as the audited Consolidated Financial Statements and related Notes included later in this Annual Report on Form 10-K and include all adjustments consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the financial information set forth below.

Sales of certain smartphone and tablet models, video gaming consoles and portable video gaming devices tend to be weighted towards holiday periods. As a result, historically, our customers in this market tend to increase production of products incorporating our solutions in the first and second quarters of our fiscal year in order to build inventories. Sales of our products tend to correspondingly increase during these periods and to be lower in the third and fourth quarters of the fiscal year. Additionally, some smartphone and tablet customers seasonally increase purchases of our products during certain times of year (principally spring and fall) when they typically introduce new models of their own products. We expect this seasonality to continue in future periods, although we expect the magnitude of holiday seasonality to decrease as we increase sales to manufacturers of smartphones and tablet devices relative to sales to gaming manufacturers. We believe the quarterly sales progression for smartphones and tablet devices is less subject to seasonality due to the fact that end customer demand is also driven by consumer upgrade cycles that typically occur throughout the year. We have limited visibility into future customer demand and the product mix that our customers will require, which could adversely affect our net revenue forecasts and operating margins.

In addition to the impact of competitive pricing pressures, we have also experienced fluctuations in gross profit generally due to variability in our quarterly net revenue as well as manufacturing cost efficiencies which can be influenced by fluctuations in manufacturing process yields as well as introductions of new less expensive to manufacture products. In addition, as a result of our acquisition of the microphone business line of Analog Devices, Inc. in the third quarter of fiscal 2014, we have incurred expenses for the amortization of the fair value write-up of acquired inventory and the amortization of the fair value of acquired developed technology. Our products are manufactured by third-party manufacturers according to our estimates of future customer demand, of which we have limited visibility. If we inaccurately forecast demand for our products, we may be unable to obtain adequate and cost-effective foundry or assembly capacity from our third-party manufacturers to meet our customers’ delivery requirements, or we may accumulate excess inventories, which could adversely impact our gross margins.

Our operating expenses generally increased over the twelve quarters in fiscal years 2014, 2013 and 2012 in absolute dollars primarily as a result of our increase in headcount related to our investment in the development of new products and our corporate infrastructure to support higher levels of sales and to operate as a public company.

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

Financial Condition, Liquidity and Capital Resources

Since our inception, our operations have been financed primarily by net proceeds of $50.2 million from the issuance of shares of our preferred stock, net proceeds of $75.2 million from the issuance of shares of common stock in public offerings and $35.3 million, $44.4 million and $7.9 million in cash generated from operations in fiscal years 2013, 2012 and 2011, respectively and issuance of $175 million of aggregate principal amount of convertible notes in fiscal year 2014. As of March 30, 2014, we had $246.1 million of cash, cash equivalents and investments. Although the majority of our sales are generated from a limited number of customers, we expect the number of total customers and the volume of sales to those customers to increase as the markets for our products continue to develop and increase.

We believe our current cash, cash equivalents and investments along with net cash provided by operating activities, will be sufficient to satisfy our liquidity requirements for the next 12 months. We also believe our current cash, cash equivalents and investments positions us to pursue acquisitions if opportunities arise. Our liquidity may be negatively impacted as a result of a decline in sales of our products due to a decline in our end markets, decrease in sales of our customers’ products in the market, or adoption of competitors’ products. Additionally, $9.8 million of the $26.0 million of cash and cash equivalents was held by our foreign subsidiaries as of March 30, 2014. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the United States, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our primary uses of cash are to fund operating expenses, purchases of inventory, acquisition of property and equipment and business acquisition related activities. Cash used to fund operating expenses excludes the impact of non-cash items such as depreciation, amortization of intangible assets and stock-based compensation and is impacted by the timing of when we pay these expenses as reflected in the change in our outstanding accounts payable and accrued expenses.

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

Our “Cash and cash equivalents” balance decreased by $74.8 million during the year ended March 30, 2014, primarily due to the purchase of short-term and long-term investments, strategic purchases of inventories, and acquisition of a business, partially offset by cash raised from issuance of convertible senior notes. The change in cash and cash equivalents for Fiscal 2014, 2013 and 2012 was as follows:

	Fiscal Year
	2014	2013	2012
Net cash provided by (used in) operating activities	$(11,298)	$35,270	$44,422
Net cash (used in) provided by investing activities	(237,247)	(100,346)	2,837
Net cash provided by financing activities	173,727	12,276	77,589

Net (decrease) increase in cash and cash equivalents	$(74,818)	$(52,800)	$124,848

Total cash and cash equivalents accounted for 5% and 36% of total assets at March 30, 2014 and March 31, 2013, respectively.

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities in fiscal year 2014 of $11.3 million primarily reflected net income of $6.1 million, and non-cash expenses of $23.1 million, which was more than offset by a net increase in operating assets and liabilities of $40.5 million consisting primarily of an increase in “Accounts receivable” of $8.9 million, an increase in “Inventories” of $44.2 million, an increase in “Prepaid expenses and other current assets” of $2.7 million, and an increase of “Other Assets” of $1.0 million partially offset by an increase in “Accounts payable” of $4.5 million and an increase in “Accrued liabilities” of $11.8 million. The movements in working capital were primarily based on the changes in “Accounts receivables, “Prepaid and other current assets” and “Inventories” resulting from our increase in sales volume and strategic decision to build inventory. Non-cash expenses of $23.1 million consisted primarily of depreciation and amortization of $6.6 million, stock-based compensation of $16.0 million and non-cash interest expense of $2.8 million, partially offset by $2.3 million change in deferred income taxes.

The $8.9 million increase in “Accounts receivable” principally relates to increased gross billings to distributors and OEMs, associated with an upward trend in demand in the fourth quarter of fiscal year 2014 compared with the same period in fiscal year 2013.

The $2.7 million increase in “Prepaid expenses and other current assets” was primarily to support business growth.

The $44.2 million increase in “Inventories” was attributable to a strategic decision to build inventory in our core products to support expected growth.

The $4.5 million increase in “Accounts payable” was due primarily to higher inventory receipts to support the increased production of products along with the timing related to the payment of trade accounts.

The $11.8 million increase in “Accrued liabilities” is due primarily to an increase in employee compensation accruals arising from a higher headcount and interest accrued on convertible note.

Net cash provided by operating activities in fiscal year 2013 of $35.3 million primarily reflected net income of $51.7 million, and non-cash expenses of $10.2 million, partially offset by a net increase in operating assets and liabilities of $26.6 million consisting primarily of an increase in “Accounts receivable” of $18.2 million, an increase in “Prepaid expenses and other current assets” of $9.6 million, and an increase in “Inventories” of $11.5 million, partially offset by an increase in “Accounts payable” of $7.6 million and an increase in “Accrued liabilities” of $4.1 million. The movements in working capital were primarily based on the changes in “Accounts receivables, “Prepaid and other current assets” and inventories resulting from our increase in sales volume. Non-cash expenses of $10.2 million consisted primarily of depreciation and amortization of $2.0 million and stock-based compensation of $8.5 million, partially offset by $0.3 million change in deferred income taxes.

Net cash provided by operating activities in fiscal year 2012 of $44.4 million primarily reflected net income of $36.9 million, non-cash expenses of $4.8 million and a net decrease in operating assets and liabilities of $2.6 million consisting primarily of a decrease in “Inventories” of $3.0 million, and an increase in “Accrued liabilities” of $5.6 million partially offset by an increase in “Accounts receivable” of $2.2 million, an increase in “Prepaid and other current assets” of $1.0 million, an increase in “Other assets” of $1.4 million and a decrease in “Accounts payable” of $1.2 million. The movements in working capital were primarily based on the changes in accounts receivables resulting from our increase in sales volume, a decrease in inventories due to our inventory reduction efforts and an increase in other accrued liabilities driven by an increase in headcount. Non-cash expenses of $4.8 million consisted primarily of depreciation and amortization of $2.0 million and stock-based compensation of $3.7 million.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities in fiscal year 2014 of $237.2 million primarily reflected the purchase of available-for-sale investments of $206.9 million, acquisition of a business of $99.3 million, and the purchase of property and equipment of $17.2 million, partially offset by the sale and maturity of available-for-sale investments of $86.2 million.

Net cash used in investing activities in fiscal year 2013 of $100.3 million primarily reflected the purchase of property and equipment of $5.1 million, and the purchase of available-for-sale investments of $116.3 million, partially offset by the sale and maturity of available-for-sale investments of $21.0 million.

Net cash provided by investing activities in fiscal year 2012 of $2.8 million primarily reflected the purchase of property and equipment of $2.5 million and includes the sale of available for sale investments of $15.2 million and the purchase of available for sale investments of $10.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in fiscal year 2014 of $173.7 million resulted primarily from net proceeds from debt issuance of $169.3 million, proceeds from issuance of call options of $25.6 million, proceeds from the issuance of common stock of $14.3 million and excess tax benefit from stock-based compensation of $4.8 million, partially offset by payment for purchase options of $39.1 million.

Net cash provided by financing activities in fiscal year 2013 of $12.3 million resulted primarily from proceeds from the issuance of common stock of $5.6 million and excess tax benefit from stock-based compensation of $7.1 million.

Net cash provided by financing activities in fiscal year 2012 of $77.6 million resulted primarily from proceeds from public offerings, net of underwriter commissions, of $77.9 million.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of March 30, 2014:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Convertible senior notes obligations	$175,000	$—	$—	$175,000	$—
Interest on convertible senior notes obligations	15,210	2,960	6,125	6,125	—
Operating lease obligations	21,458	3,304	7,667	7,576	2,911
Purchase obligations	42,525	42,525	—	—	—

Total contractual obligations	$254,193	$48,789	$13,792	$188,701	$2,911

Convertible senior notes and interest on convertible senior notes obligations relate to the convertible senior notes issued in November 2013. See Note 5 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a full description of the convertible senior notes.

Operating leases consist of contractual obligations from agreements for non-cancelable office space.

Purchase obligations consist of the minimum purchase commitments made to contract manufacturers.

Included in our gross unrecognized tax benefits balance of $10.6 million at March 2014 are $8.3 million of tax positions which would affect income tax expense if recognized. As of March 2014, approximately $2.3 million of unrecognized tax benefits would be offset by $1.5 million for State research credits and net operating losses included within our valuation allowance and $0.8 million of which would represent an adjustment to other tax accounts, primarily additional paid in capital. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur. As a result, these amounts are not included in the tables above.

Warranties and Indemnification

In connection with the sale of products in the ordinary course of business, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and agree to indemnify customers against third-party claims for such infringement. Further, our certificate of incorporation and bylaws require us to indemnify our officers and directors against any action that may arise out of their services in that capacity. We have not been subject to any material liabilities under such provisions and therefore believe that our exposure for these indemnification obligations is minimal. Accordingly, we have no liabilities recorded for these indemnity agreements as of March 30, 2014.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 30, 2014, we were not involved in any unconsolidated SPE transactions.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 1- Organization and Summary of Significant Accounting Policies-Item 15: Financial Statements and Exhibits.

Critical Accounting Policies and Estimates

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows.

Intangible Assets

Intangible assets consist of developed technology and customer relationships, and in-process research and development resulting from the Company’s acquisition of MEMS microphone business of Analog Devices, Inc. (“ADI”) in the third quarter of fiscal 2014. Acquired intangible assets that are subject to amortization are developed technology and customer relationships and are recorded at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives. In-process research and development capitalized during business combination is amortized only after successful completion of project, over the expected useful life.

Impairment of Long Lived Assets

The Company regularly reviews the carrying amount of its long-lived assets, including property and equipment and intangible assets, as well as the useful lives, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s fair value.

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

We have not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as in general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. We have not made a provision for U.S. or additional foreign withholding taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration of approximately $88.4 million and $78.0 million at March 2014 and April 2013, respectively. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

Inventory Valuation

We value our inventory at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or its current estimated market value. Inventories include finished good parts that may be specialized in nature and subject to obsolescence. We periodically review the quantities and carrying values of inventories to assess whether the inventories are recoverable. Write-down of inventory for excess quantity and technological obsolescence are charged to cost of revenues as incurred. Actual demand may materially differ from our projected demand, and this difference could have a material impact on our gross margin and inventory balances based on additional provisions for excess or obsolete inventory or a benefit from sales of inventory previously written down. Write-down amounts charged (credited) to cost of revenues for fiscal years 2013 and 2012 were $(3.0) million and $2.2 million, respectively. Write-down amounts charged (credited) to cost of revenues for fiscal year 2014 were insignificant.

Stock-Based Compensation

We measure the cost of employee services received in exchange for equity incentive awards, including stock options, based on the grant date fair value of the award. The fair value is estimated using the Black-Scholes option pricing model. The Black-Scholes model requires us to estimate certain key assumptions including future stock price volatility, expected term of the options, risk free rates, and dividend yields. Certain of our stock-based awards contained a market-based condition for vesting; these awards were valued using a Monte Carlo simulation analysis to model and value multiple possible outcomes. We also estimate potential forfeiture of equity incentive awards granted and adjust compensation expense accordingly. The estimate of forfeitures is adjusted over the estimated term to the extent that the actual forfeiture rate or expected forfeiture rate is expected to differ from these estimates. The resulting cost is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. We recognize compensation expense over the vesting period using the straight-line method and classify these amounts in the statements of income based on the department to which the related employee is assigned. For fiscal years 2014, 2013 and 2012, we recognized stock-based compensation of $16.0 million, $8.5 million and $3.7 million, respectively.

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

Interest Rate Risk

We had cash, cash equivalents and investments of $246.1 million at March 30, 2014, which was held for liquidity purposes. We do not enter into investments for trading or speculative purposes. At March 30, 2014, a 10% change in interest rates would have an approximately $0.5 million impact on our future interest income or investment fair value. At March 31, 2013, a 10% change in interest rates would not have had a significant impact on our future interest income or investment fair value. As of March 30, 2014, our cash, cash equivalents and investments were in money market funds, corporate notes and bonds, commercial paper and U.S. agency securities. Since the interest rate of our $175 million convertible debt is fixed, changes in interest rates will not impact on our future interest expense.

Foreign Currency Risk

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our net revenue is not subject to foreign currency risk. However, a portion of our operating expenses are incurred outside the U.S., are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the New Taiwan Dollar, Chinese Yuan and Korean Won. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of income. We recognized no significant foreign currency transaction gains or losses for fiscal years 2014, 2013 and 2012 related to fluctuations in foreign currency exchange rates.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control—Integrated Framework, 1992” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of March 30, 2014.

Deloitte & Touche, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of the Company’s internal control over financial reporting as of March 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

InvenSense, Inc.

San Jose, California

We have audited the internal control over financial reporting of InvenSense, Inc. and subsidiaries (the “Company”) as of March 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 30, 2014 of the Company and our report dated May 29, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

May 29, 2014

Item 9B.	Other Information.

None.

PART III

We are incorporating by reference the information required by Part III of this Annual Report on Form 10-K from our proxy statement relating to our 2014 annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days after March 30, 2014.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

InvenSense, Inc.

San Jose, California

We have audited the accompanying consolidated balance sheets of Invensense, Inc. and subsidiaries (the “Company”) as of March 30, 2014 and March 31, 2013, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Invensense, Inc. and subsidiaries at March 30, 2014 and March 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 30, 2014, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 29, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

May 29, 2014

InvenSense, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	March 30, 2014	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$26,025	$100,843
Short-term investments	91,307	77,040
Accounts receivable	39,009	30,098
Inventories	73,032	23,762
Prepaid expenses and other current assets	19,587	13,302

Total current assets	248,960	245,045
Property and equipment, net	25,239	8,650
Intangible assets, net	35,360	—
Goodwill	50,952	—
Long-term investments	128,755	22,442
Other assets	5,469	2,957

Total assets	$494,735	$279,094

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,964	$14,464
Accrued liabilities	14,985	7,753

Total current liabilities	33,949	22,217
Long-term debt	135,583	—
Other long-term liabilities	11,375	6,930

Total liabilities	180,907	29,147

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value—20,000 shares authorized, no shares issued and outstanding at March 30, 2014 and March 31, 2013	—	—
Common stock:
Common stock, $0.001 par value—750,000 shares authorized, 88,332 shares issued and outstanding at March 30, 2014, 84,980 shares issued and outstanding at March 31, 2013	215,958	158,108
Accumulated other comprehensive income (loss)	(38)	50
Retained earnings	97,908	91,789

Total stockholders’ equity	313,828	249,947

Total liabilities and stockholders’ equity	$494,735	$279,094

See accompanying notes to the consolidated financial statements.

InvenSense, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	Fiscal Year Ended
	March 30, 2014	March 31, 2013	April 1, 2012
Net revenue	$252,533	$208,634	$152,967
Cost of revenue	127,724	97,937	67,571

Gross profit	124,809	110,697	85,396
Operating expenses:
Research and development	48,431	24,648	19,672
Selling, general and administrative	51,344	29,391	18,710
Litigation settlement	15,000	—	—

Total operating expenses	114,775	54,039	38,382

Income from operations	10,034	56,658	47,014
Other income (expense), net:
Interest (expense)	(4,012)	(2)	(22)
Other income, net	167	350	160

Other income (expense), net	(3,845)	348	138

Income before income taxes	6,189	57,006	47,152
Income tax provision	70	5,301	10,205

Net income	6,119	51,705	36,947
Net income allocable to convertible preferred stockholders	—	—	20,618

Net income allocable to common stockholders	$6,119	$51,705	$16,329

Net income per share allocable to common stockholders
Basic	$0.07	$0.62	$0.39

Diluted	$0.07	$0.59	$0.37

Weighted average shares outstanding used in computing net income per share allocable to common stockholders:
Basic	86,520	82,738	41,614

Diluted	89,928	87,359	47,011

See accompanying notes to the consolidated financial statements.

InvenSense, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Fiscal Year Ended
	March 30, 2014	March 31, 2013	April 1, 2012
Net income	$6,119	$51,705	$36,947
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investments, net of tax expense (benefit) of $(48), $28 and $nil in fiscal years 2014, 2013 and 2012, respectively	(88)	49	—

Total comprehensive income	$6,031	$51,754	$36,947

See accompanying notes to the consolidated financial statements.

InvenSense, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except per share amounts)

	Preferred Stock		Convertible Preferred Stock		Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—April 3, 2011	—	$—	29,431	$50,241	18,005	$5,762	$1	$3,137	$59,141

Issuance of common stock upon initial public offering, net of offering costs and underwriter commission					10,000	67,653			67,653
Issuance of common stock upon secondary offering, net of offering costs and underwriter commission					575	7,593			7,593
Issuance of preferred stock from exercise of stock warrants			276	499					499
Issuance of common stock from exercise of stock warrants					646	—			—
Conversion of preferred stock to common stock upon initial public offering			(29,707)	(50,740)	50,999	50,740			—
Issuance of common stock from exercise of stock options					665	1,356			1,356
Stock compensation relating to stock options issued to consultants						14			14
Stock compensation relating to stock options issued to employees						3,674			3,674
Other comprehensive income							—		—
Net income								36,947	36,947

Balance—April 1, 2012	—	—	—	—	80,890	136,792	1	40,084	176,877

Issuance of common stock from restricted stock and vesting of restricted stock units					422	—			—
Issuance of common stock from exercise of stock warrants					299	81			81
Offering costs						22			22
Issuance of common stock from exercise of stock options					3,369	5,617			5,617
Excess tax benefit from stock-based compensation						7,077			7,077
Stock compensation relating to stock options issued to employees						8,519			8,519
Other comprehensive income							49		49
Net income								51,705	51,705

Balance—March 31, 2013	—	—	—	—	84,980	158,108	50	91,789	249,947

Issuance of common stock from restricted stock and vesting of restricted stock units					105	—			—
Issuance of common stock from exercise of stock warrants					90	—			—
Equity component of the convertible notes issuance						39,280			39,280
Equity component of the convertible notes issuance costs						(1,995)			(1,995)
Purchase of convertible note hedges						(39,118)			(39,118)
Issuance of common stock from exercise of stock options					3,221	14,410			14,410
Repurchase of restricted stock for tax withholding					(64)	(1,233)			(1,233)
Excess tax benefit from stock-based compensation						4,839			4,839
Stock compensation relating to stock options issued to employees						16,024			16,024
Proceeds from sale of warrant						25,643			25,643
Other comprehensive loss							(88)		(88)
Net income								6,119	6,119

Balance—March 30, 2014	—	$—	—	$—	88,332	$215,958	$(38)	$97,908	$313,828

See accompanying notes to the consolidated financial statements.

InvenSense, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	March 30, 2014	March 31, 2013	April 1, 2012
Cash flows from operating activities:
Net income	$6,119	$51,705	$36,947
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,492	1,998	1,992
Amortization of intangible assets	2,073	—	—
Loss (gain) on disposal of property and equipment	—	8	(154)
Stock-based compensation expense	16,024	8,519	3,688
Deferred income tax assets	(2,337)	(348)	(699)
Tax effect of employee benefit plans	4,839	7,077	—
Excess tax benefit from stock-based compensation	(4,839)	(7,077)	—
Non-cash interest expense	2,854	—	—
Changes in operating assets and liabilities:
Accounts receivable	(8,911)	(18,167)	(2,222)
Inventories	(44,164)	(11,522)	2,968
Prepaid expenses and other current assets	(2,699)	(9,583)	(1,018)
Other assets	(1,013)	1,006	(1,402)
Accounts payable	4,474	7,592	(1,245)
Accrued liabilities	11,790	4,062	5,567

Net cash provided by (used in) operating activities	(11,298)	35,270	44,422

Cash flows from investing activities:
Acquisition of a business	(99,324)	—	—
Purchase of property and equipment	(17,207)	(5,076)	(2,502)
Proceeds from the sale of property and equipment	—	5	188
Sales and maturities of available-for-sale investments	86,233	20,979	15,176
Purchase of available-for-sale investments	(206,949)	(116,254)	(10,025)

Net cash provided by (used in) investing activities	(237,247)	(100,346)	2,837

Cash flows from financing activities:
Proceeds from debt issuance	175,000	—	—
Debt issuance costs	(5,741)	—	—
Payment for purchase of convertible notes hedge	(39,118)	—	—
Proceeds from sale of warrants	25,643	—	—
Proceeds from initial public offering and secondary offering, net of underwriter commissions	—	—	77,904
Net proceeds from exercise of warrants	—	81	499
Proceeds from issuance of common stock	14,348	5,617	1,356
Offering costs	—	(471)	(2,145)
Payments of long-term debt and capital lease obligations	(11)	(28)	(25)
Repurchase of restricted stock for taxes	(1,233)	—	—
Excess tax benefit from stock-based compensation	4,839	7,077	—

Net cash provided by financing activities	173,727	12,276	77,589

Net increase (decrease) in cash and cash equivalents	(74,818)	(52,800)	124,848
Cash and cash equivalents:
Beginning of period	100,843	153,643	28,795

End of period	$26,025	$100,843	$153,643

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$2	$23

Cash paid for income taxes	$183	$40	$9,078

Noncash investing and financing activities:
Unpaid accounts payable for property and equipment purchased	$1,770	$1,845	$274

Unrealized gain (loss) from available-for-sale investments	$(59)	$77	$—

Fixed assets acquired under capital leases	$—	$—	$40

Unpaid accrued liabilities for offering costs incurred	$—	$—	$494

Non-cash warrant exercises	$90	$150	$—

Proceeds from exercise of common stock not received	$62	$—	$—

Conversion of warrants and preferred stock to common stock	$—	$—	$50,740

See accompanying notes to the consolidated financial statements.

InvenSense, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Business

InvenSense, Inc. (“the Company”) was incorporated in California in June 2003 and reincorporated in Delaware in January 2004. The Company designs, develops, markets and sells Micro-Electro-Mechanical Systems (“MEMS”) sensors, such as accelerometers, gyroscopes and microphones for consumer electronics, and is dedicated to bringing the best-in-class size, performance and cost solutions to market. Targeting applications in smartphones and tablets, console and portable video gaming devices, digital still and video cameras, smart TVs (including digital set-top boxes, televisions and multi-media HDDs), navigation devices, toys, and health and fitness accessories, the Company delivers leading solutions based on its advanced multi-axis technology.

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

Basis of Consolidation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The functional currency of each of the Company’s subsidiaries is the U.S. dollar. Foreign currency gains or losses are recorded as other income (expense), net, in the consolidated statements of income. During the fiscal year ended March 30, 2014, foreign currency losses were $260,000. During the fiscal year ended March 31, 2013, foreign currency losses were $51,000. During the fiscal year ended April 1, 2012 foreign currency losses were $43,000.

Fiscal Year

The Company’s fiscal year is a 52 or 53 week period ending on the Sunday closest to March 31. The Company’s three most recent fiscal years ended on March 30, 2014 (“fiscal year 2014”), March 31, 2013 (“fiscal year 2013”) and April 1, 2012 (“fiscal year 2012”) were each comprised of 52 weeks.

Use of Estimates

The preparation of the Company’s Consolidated Financial Statements and related Notes in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and related Notes and the reported amounts of income and expenses during the reporting period. Significant estimates included in the Consolidated Financial Statements and related Notes include income taxes, inventory valuation, stock-based compensation, loss contingencies, warranty reserves, valuation of acquired assets, and valuation of convertible senior notes, including the related convertible notes hedges and warrants. These estimates are based upon information available as of the date of the consolidated financial statements, and actual results could differ from those estimates.

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Available-for-sale investments are considered to be impaired when a decline in fair value is judged to be other than temporary. The Company considers available quantitative and qualitative evidence in evaluating potential impairment of its investments on a quarterly basis. If the cost of an investment exceeds its fair value, management evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. During fiscal 2014, fiscal 2013 and fiscal 2012, the Company did not identify any other than temporary impairments.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns and allowances. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company periodically reviews the need for an allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. As a result of the Company’s favorable collection experience and customer concentration, no allowance for doubtful accounts was necessary at March 2014 or March 2013. The reserve for sales returns and allowances is based on specific criteria including agreements to provide rebates and other factors known at the time, as well as estimates of the amount of goods shipped that will be returned. To determine the adequacy of the reserve for sales returns and allowances, the Company analyzes historical experience of actual returns as well as current product return information. During fiscal 2014, fiscal 2013 and fiscal 2012, the Company incurred charges related to its reserve for sales returns and allowances of $134,000, $84,000 and $132,000, respectively. At March 2014 and March 2013, the balances for the reserve for sales returns and allowances were $91,000, and $21,000 , respectively.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents, investments, advances to vendors, accounts receivable and the Note Hedge (see Note 5). The Company limits exposure to credit loss by placing cash, cash equivalents and investments with major financial institutions within the United States that management assesses to be of high credit quality. The Company periodically reviews the credit worthiness of its customers and generally does not require collateral or other security to support accounts receivable. The Company has not experienced any losses on accounts receivables or on deposits of cash and cash equivalents for fiscal 2014, fiscal 2013 or fiscal 2012.

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

At March 30, 2014, three customers accounted for 28%, 19% and 19% of total accounts receivable. At March 2013, four customers accounted for 17%, 12%, 10% and 10% of total accounts receivable. No other customers accounted for more than 10% of total accounts receivable at March 2014 or March 2013.

For fiscal 2014 one customer accounted for 35% of total net revenue. For fiscal 2013 three customers accounted for 24%, 18% and 11% of total net revenue. For fiscal 2012 three customers accounted for 31%, 15% and 12% of total net revenue. No other customers accounted for more than 10% of total net revenue for fiscal 2014, fiscal 2013 or fiscal 2012.

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories include finished good parts that may be specialized in nature and subject to obsolescence. The Company periodically reviews the quantities and carrying values of inventories to assess whether the inventories are recoverable. The costs associated with write-downs of inventory for excess quantity and technological obsolescence are charged to cost of revenue as incurred. Actual demand may materially differ from the Company’s projected demand, and this difference could have a material impact on the Company’s gross margin and inventory balances based on additional provisions for excess or obsolete inventory or a benefit from sales of inventory previously written down. Write-down amounts charged (credited) to cost of revenues for fiscal years 2013 and 2012 were $(3.0) million and $2.2 million, respectively. Write-down amounts charged (credited) to cost of revenues for fiscal year 2014 were insignificant.

Property and Equipment, net

Property and equipment, net are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows: production equipment and furniture and fixtures—four to five years, lab equipment, computer equipment and software—three to five years, and leasehold improvements—over the shorter of the estimated useful life or the remaining lease term.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows.

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Intangible Assets

Intangible assets consist of developed technology and customer relationships, and in-process research and development resulting from the Company’s acquisition of MEMS microphone business of Analog Devices, Inc. (“ADI”) in the third quarter of fiscal 2014. Acquired intangible assets that are subject to amortization are developed technology and customer relationships and are recorded at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives. In-process research and development capitalized during business combination is amortized only after successful completion of project, over the expected useful life.

Impairment of Long Lived Assets

The Company regularly reviews the carrying amount of its long-lived assets, including property and equipment and intangible assets, as well as the useful lives, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s fair value.

Warranty

The Company’s warranty agreements are contract and component specific and can be up to three years for selected components. The Company’s accrual for anticipated warranty costs has declined primarily due to a decline in the historical volume of product returned under the warranty program. The accrual also includes management’s judgment regarding anticipated rates of warranty claims and associated repair costs. The following table summarizes the activity related to the product warranty liability during fiscal 2014, fiscal 2013 and fiscal 2012:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(in thousands)
Beginning balance	$123	$361	$697
Provision for warranty for the year	59	60	301
Accruals related to changes in estimate	(71)	(262)	(547)
Less: actual warranty costs	(31)	(36)	(90)

Ending balance	$80	$123	$361

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

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

to the terms and conditions contained in the agreement with its distributors, all sales to distributors purchased for an identified end-customer are non-refundable, do not have rights to return product purchases except under the Company’s standard warranty terms, and do not include any price concessions or price protection.

Research and Development

Research and development activities are expensed as incurred.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for equity incentive awards, including stock options, based on the grant date fair value of the award. The fair value is estimated using the Black-Scholes option pricing model. The Black-Scholes model requires us to estimate certain key assumptions including future stock price volatility, expected term of the options, risk free rates, and dividend yields. Certain of our stock-based awards contained a market-based condition for vesting; these awards were valued using a Monte Carlo simulation analysis to model and value multiple possible outcomes. The Company also estimates potential forfeiture of equity incentive awards granted and adjust compensation expense accordingly. The estimate of forfeitures is adjusted over the estimated term to the extent that the actual forfeiture rate or expected forfeiture rate is expected to differ from these estimates. The resulting cost is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. The Company recognizes compensation expense over the vesting period using the straight-line method and classify these amounts in the statements of income based on the department to which the related employee is assigned. See Note 6 “Stockholders’ Equity” for a description of our stock-based employee compensation plans and the assumptions the Company uses to calculate the fair value of stock-based employee compensation.

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

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Under the two-class method, net income allocable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period non-cumulative dividends allocable to the preferred stockholders for the period prior to their conversion upon the Company’s IPO. In computing diluted net income attributed to common stockholders, undistributed earnings are reallocated to reflect the potential impact of dilutive securities. Basic net income per common share is computed by dividing the net income allocable to common stockholders by the weighted average number of common shares outstanding during the period, which excludes dilutive unvested restricted stock.

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

The following table presents the calculation of basic and diluted net income per share:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(in thousands, except per share data)
Net income allocable to common stockholders:
Numerator:
Basic:
Net income	$6,119	$51,705	$36,947
Non-cumulative dividends on convertible preferred stock	—	—	(1,915)
Undistributed earnings allocable to convertible preferred stockholders	—	—	(18,703)

Net income allocable to common stockholders—basic	$6,119	$51,705	$16,329

Diluted:
Net income	$6,119	$51,705	$36,947
Non-cumulative dividends on convertible preferred stock	—	—	(1,967)
Undistributed earnings allocable to convertible preferred stockholders	—	—	(17,600)

Net income allocable to common stockholders—diluted	$6,119	$51,705	$17,380

Denominator:
Basic shares:
Weighted average shares used in computing basic net income per common share	86,520	82,738	41,614

Diluted shares:
Weighted average shares used in computing basic net income per common share	86,520	82,738	41,614
Effect of potentially dilutive securities:
Stock options and unvested restricted stock	3,367	4,445	5,229
Common stock warrants	41	176	168

Weighted average shares used in computing diluted net income per common share	89,928	87,359	47,011

Net income per common share:
Basic	$0.07	$0.62	$0.39
Diluted	$0.07	$0.59	$0.37

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following summarizes the potentially dilutive securities outstanding at the end of each period that were excluded from the computation of diluted net income per common share for the periods presented as their effect would have been antidilutive:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(in thousands)
Employee stock options	1,992	4,498	3,365
Unvested restricted stock units	1,338	110	2

Total antidilutive securities	3,330	4,608	3,367

Comprehensive Income

Comprehensive income includes certain changes in equity that are excluded from net income. Specifically, unrealized gains and losses are included in accumulated other comprehensive income. During fiscal 2014, fiscal 2013 and fiscal 2012, comprehensive income included a combination of the current period net income and unrealized gain (loss) on available for sale investments.

Segment Information

The Company operates in one operating segment by designing, developing, manufacturing and marketing linear and mixed-signal integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 280 “Segment Reporting”. Enterprise-wide information is provided in accordance with ASC 280. Geographical revenue information is based on the location of our customers’ head offices. Property and equipment information is based on the physical location of the assets at the end of each fiscal period.

Property and equipment by country were as follows:

Country	March 2014	March 2013
	(in thousands)
Taiwan	$16,902	$6,190
United States	7,605	2,333
Other	732	127

	$25,239	$8,650

Net revenues from unaffiliated customers by country were as follows:

Region	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(in thousands)
Korea	$112,880	$69,874	$39,827
Japan	45,493	65,663	54,754
China	43,796	14,742	11,855
Taiwan	18,737	39,203	34,040
United States	24,681	16,667	11,916
Rest of world	6,946	2,485	575

	$252,533	$208,634	$152,967

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in our Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This standard is effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years which will be the Company’s fiscal year 2015. The Company is currently evaluating the impact of this new standard on its Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU No. 2011-02 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, which was the Company’s fiscal interim period ended June 30, 2013 of fiscal year 2014, and the adoption did not impact the Company’s financial condition or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 provides guidance that companies will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. InvenSense will be required to implement the new revenue recognition standard for the first quarter of fiscal year 2018. InvenSense is currently evaluating the impact on its consolidated financial statements.

2.	Cash Equivalents and Available-for-sale Investments

At March 2014, of the $26.0 million of the Company’s cash and cash equivalents, $15.3 million was cash and $10.7 million was cash equivalents invested in money market funds. At March 2014, $9.8 million of the $26.0 million of cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the United States, the Company would be required to accrue and pay U.S. taxes to repatriate these funds. However, the Company’s intent is to indefinitely reinvest these funds outside of the United States, and the Company’s current plans for the foreseeable future do not demonstrate a need to repatriate them to fund U.S. operations. Additionally, as of March 2014, the Company had short-term available-for-sale investments of $91.3 million and long-term available-for-sale investments of $128.8 million totaling $220.1 million which is held in the US entity. Long-term investments as of March 2014 of $128.8 million had scheduled maturities between one and two years from the balance sheet date.

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

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Fair value measurements at each reporting date were as follows:

March 2014:

Assets measured at fair value on a recurring basis were presented in the Company’s consolidated balance sheet as of March 30, 2014.

	March 2014 Balance	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3
	(in thousands)
Money Market Funds	$10,657	$10,657	$—	$—
Corporate Notes and Bonds	204,683	—	204,683	—
Municipal Notes and Bonds	3,895	—	3,895	—
Commercial Paper	8,988	—	8,988	—
U.S. Agency Securities	2,496	—	2,496	—

Total	$230,719	$10,657	$220,062	$—

Cash equivalents	$10,657	$10,657	$—	$—
Short-term investments	91,307	—	91,307	—
Long-term investments	128,755	—	128,755	—

Total	$230,719	$10,657	$220,062	$—

	March 2014 Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	March 2014 Estimated FMV
	(in thousands)
Corporate Notes and Bonds	$204,747	$—	$(64)	$204,683
Municipal Notes and Bonds	3,888	7	—	3,895
Commercial Paper	8,986	2	—	8,988
U.S. Agency Securities	2,500	—	(4)	2,496

Total Available-for-sale investments	$220,121	$9	$(68)	$220,062

Cash equivalents				10,657

Total Aggregate Fair Value				$230,719

The fair values of money market funds were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate notes and bonds, commercial paper, and U.S. Agency Securities were derived from non-binding market consensus prices that are corroborated by observable market data.

There were no transfers of assets measured at fair value between Level 1 and Level 2 during fiscal 2014.

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

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
	(in thousands)
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

There were no transfers of assets measured at fair value between Level 1 and Level 2 during the twelve months ended March 31, 2013.

3.	Balance Sheet Details

Inventories

Inventories at March 2014 and March 2013 consist of the following:

	March 2014	March 2013
	(in thousands)
Work in progress	$58,641	$18,803
Finished goods	14,391	4,959

Total Inventories	$73,032	$23,762

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at March 2014 and March 2013 consist of the following:

	March 2014	March 2013
	(in thousands)
Prepaid expenses	$3,495	$2,209
Tax receivable	5,932	6,374
Other receivables	5,356	87
Deferred tax assets	2,487	951
Advance to vendors	1,026	2,824
Other current assets	1,291	857

Total prepaid expenses and other current assets	$19,587	$13,302

Property and Equipment

Property and equipment at March 2014 and March 2013 consist of the following:

	March 2014	March 2013
	(in thousands)
Production and lab equipment	$25,890	$11,654
Computer equipment and software	4,335	1,124
Equipment under construction	2,298	1,851
Leasehold improvements and furniture and fixtures	3,918	923

Subtotal	$36,441	$15,552
Accumulated depreciation	(11,202)	(6,902)

Property and equipment, net	$25,239	$8,650

Depreciation expense was $4.5 million, $2.0 million and $2.0 million for fiscal 2014, 2013, and 2012, respectively. Equipment under construction consists primarily of production and lab equipment. Equipment under construction is not subject to depreciation until it is available for its intended use. All of the equipment under construction is expected to be completed and placed in service by the end of fiscal 2015.

Accrued Liabilities

Accrued liabilities at March 2014 and March 2013 consist of the following:

	March 2014	March 2013
	(in thousands)
Payroll-related expenses	$4,207	$2,777
Bonuses	3,019	2,120
Legal fees	2,527	884
Accrued contractual coupon interest payable on convertible senior notes	1,158	—
Deferred revenue	800	—
Income tax payable	117	96
Other accrued liabilities	3,157	1,876

Total accrued liabilities	$14,985	$7,753

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

4.	Commitments and Contingencies

Operating Lease Obligations

The Company has non-cancelable operating leases for its facilities through fiscal year 2020.

Future minimum lease payments under operating leases as of March 2014 are as follows:

Fiscal Years Ending March or April	Amount
(in thousands)
2015	$3,304
2016	3,791
2017	3,876
2018	3,732
2019	3,844
Beyond	2,911

Total	$21,458

The Company’s lease agreements provide for rental payments which have certain lease incentives and graduated rental payments. As a result, the rent expense is recognized on a straight-line basis over the term of the lease. The Company’s rental expense under operating leases was approximately $5.6 million, $2.0 million and $1.7 million for fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

Purchase Commitments

The Company has non-cancelable purchase commitments with its foundry vendors. Future minimum payments under the purchase commitments as of March 2014 are less then twelve months.

401(k) Savings Plan

In November 2004, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Company may make contributions to the plan at the discretion of the Board of Directors. During fiscal 2014, the Company contributed $43,000 to the plan.

Legal Proceedings

From time to time the Company is involved in litigation that the Company believes is of the type common to companies engaged in our line of business, including intellectual property and employment issues. Regardless of the merit or resolution of any such litigation, complex intellectual property litigation is generally costly and can divert the efforts and attention of our management and technical personnel.

On May 16, 2012, and again on March 11, 2013 STMicroelectronics, Inc. (“STI”) filed patent infringement complaints (“ST Microelectronics Patent Litigation I and II”) against the Company, alleging infringement of certain of their patents (collectively, the “Asserted Patents”). STI alleged that certain lnvenSense Micro-Electro-Mechanical Systems (“MEMS”) products and services infringed one or more claims of the Asserted Patents. On July 9, 2012, the Company filed counterclaims against STI alleging infringement of certain of our patents. On February 9, 2014, the Company and STI settled and resolved all litigation and proceedings pending between

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

them for a one-time cash payment of $15.0 million to STI, and entered into a patent cross license agreement. The other terms of the settlement and the patent cross license agreement remain confidential and are not expected to have a material impact on our future results. This settlement and patent cross license resolves all outstanding legal proceeding between the Company and STI. The settlement resulted in recognition of a pre-tax charge of $15.0 million in fiscal year 2014.

The Company is not aware of any other pending legal matters or claims, individually or in the aggregate, that is expected to have a material adverse impact on its consolidated financial position, results of operations, or cash flows. However, the Company’s analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel, and have a negative effect on our business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results, and/or financial condition.

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

5.	Convertible Senior Notes

In November 2013, the Company issued $175.0 million aggregate principal amount of 1.75% Convertible Senior Notes due on November 1, 2018 (the “Notes”), in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”). The Notes offered have not been registered under the Securities Act, or applicable state securities laws or blue sky laws, and may not be offered or sold in the United States absent registration under the Securities Act and applicable state securities laws or available exemptions from the registration requirements.

The Notes are senior unsecured obligation of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness and are junior to any of the Company’s existing and future secured indebtedness. The Notes pay interest in cash semi-annually (May and November) at a rate of 1.75% per annum. Net proceeds received by the Company, after issuance costs, were approximately $169.3 million.

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

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The Company used and plans to use the net proceeds of approximately $169.3 million from the offering of the Notes (after the issuance costs) for general corporate purposes, including to replace cash used to purchase the MEMS Microphone business line of Analog Devices, Inc. (see Note 8), for the cost of the Note hedge transactions (see below) and for capital expenditures and working capital. However, the Company has not designated with certainty all of the particular uses for the net proceeds from the Notes.

The Company separately accounts for the liability and equity components of the Notes. The initial debt component of the Notes was valued at $135.7 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 7.3%, with the equity component representing the residual amount of the proceeds of $39.3 million which was recorded as a debt discount. The issuance costs were allocated pro-rata based on the relative initial carrying amounts of the debt and equity components, including the Note hedges and warrants transactions described below. As a result, $2.5 million of the issuance costs was allocated to the equity component of the Notes, $3.0 million of issuance costs paid to the initial purchaser was accounted for as a debt discount and $0.25 million of the issuance costs was classified as other non-current assets. The debt discount and the issuance costs allocated to the debt component are amortized as additional interest expense over the term of the Notes using the effective interest method. As of March 30, 2014 the remaining amortization period of the debt discount and the issuance costs is 4.6 years. The effective interest rate of the Notes is 7.84% per annum (1.75% coupon rate plus 6.09% of non-cash accretion expense).

Convertible Notes Hedges and Warrants

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

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Note Hedges—On November 6 and 7, 2013, the Company purchased call options from a counterparty for an aggregate price of approximately $39.1 million, which gives the Company the right to buy from the counterparty up to approximately 8.0 million shares of the Company’s common stock at a price of $21.89 per share, subject to adjustments. The Note Hedge is exercisable upon conversion of the Note for a number of shares equal to the product of 0.045683 and amount of the converted Note. Upon exercise of the Note Hedge the Company will receive from the counterparty cash, shares of Company’s common stock, or a combination thereof, equal to the amount by which the market price per share of the Company’s common stock exceeds $21.89 during the applicable valuation period. By the Note Hedge terms the Company will receive cash and shares in a combination that offsets share dilution caused by conversion of the Note.

Warrants—On November 6 and 7, 2013, the Company sold call options to the same counterparty for approximately $25.6 million, which gives the counterparty the right to buy from the Company up to approximately 8.0 million shares of the Company’s common stock at an exercise price of $28.66 per share, subject to adjustments, on a series of days commencing on February 1, 2019 and ending May 13, 2019. Upon exercise of the Warrants, the Company has the option to deliver cash or shares of its common stock equal to the difference between the market price on the exercise date and the strike price of the warrants. Upon exercise of the Warrants the Company will pay to the Initial Purchaser cash, shares of Company’s common stock, or a combination thereof (at the Company’s choice), equal to the amount by which the market price per share of the Company’s common stock exceeds $28.66 during the applicable valuation period.

The Note Hedges and Warrants above are classified in stockholders’ equity in the Company’s consolidated balance sheets.

The following table summarizes the principal amounts and related unamortized discount on the Notes (in thousands):

March 2014
Principal amount of the Notes	$175,000
Unamortized discount on the Notes	39,417

Net carrying value	$135,583

The following table presents the amount of interest expense recognized related to the Notes (in thousands):

Fiscal 2014
Contractual coupon interest expense	$1,158
Accretion of debt discount	2,835
Amortization of debt issuance costs	19

Total interest expense related to the Notes	$4,012

As of March 30, 2014, our aggregate future principal debt maturities are as follows (in thousands):

Fiscal Year	Amount
2015 – 2018	$—
2019	175,000

Total	$175,000

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

The convertible notes issued by the Company in November 2013 are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market each period. The approximate fair value of the convertible notes as of March 30, 2014 was $216.9 million. The fair value of the convertible notes was determined using quoted market prices for similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

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

Under the Company’s 2004 Stock Incentive Plan and 2011 Stock Incentive Plan (the “Plans”), the Board of Directors may grant either incentive stock options, nonqualified stock options, or stock awards or units to eligible persons, including employees, nonemployees, members of the Board of Directors, consultants and other independent advisors who provide services to the Company. As of March 30, 2014, the Company has reserved for issuance under the Plans a total of 21.3 million shares (including additional shares subject to automatic increase provisions under the 2011 Plan).

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

An aggregate of 400,000 shares of common stock were reserved for issuance to employees under the Purchase Plan. As of March 30, 2014, no shares had been purchased and 400,000 shares were reserved for future issuance under the Purchase Plan.

During fiscal 2014, compensation expense recognized in connection with the Purchase Plan was $0.2 million.

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock option activities of the Company under the Plans are as follows (in thousands, except per share amounts):

	Options Available for Grant	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—April 3, 2011	1,457	8,198	$2.24
Increase to stock option pool	11,835
Options granted (weighted-average fair value of $3.72 per share)	(4,172)	4,172	8.12
Options exercised	—	(665)	2.04
Options canceled	590	(589)	4.95

Balance—April 1, 2012	9,710	11,116	4.31
Increase to stock option pool	3,236
Options granted (weighted-average fair value of $5.12 per share)	(4,057)	4,057	12.13
Options exercised	—	(3,369)	1.67
Options canceled	1,309	(1,309)	8.53

Balance—March 31, 2013	10,198	10,495	7.65
Increase to stock option pool	3,399
Options granted (weighted-average fair value of $5.90 per share)	(1,578)	1,578	16.14
Options exercised	—	(3,221)	4.47
Options canceled	576	(576)	9.71

Balance—March 30, 2014	12,595	8,276	$10.37	7.87	$102,072

March 30, 2014
Vested and expected to vest		7,600	$10.17	7.81	$95,243

Exercisable—March 30, 2014		2,852	$7.27	6.85	$43,999

March 31, 2013
Vested and expected to vest		9,323	$7.31	7.30	$36,744

Exercisable—March 31, 2013		3,886	$3.68	5.09	$27,703

Additional information regarding options outstanding as of March 2014 is as follows (in thousands except per share amounts):

Options Outstanding March 2014
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price of Options Outstanding	Number Exercisable	Weighted- Average Exercise Price of Options Exercisable
$0.04 - $0.32	154	2.94	$0.25	154	$0.25
$0.70 - $1.28	252	4.35	0.86	252	0.86
$2.97 - $5.07	617	5.67	3.26	582	3.27
$5.13 - $9.81	1,999	7.26	6.87	824	6.64
$10.00 - $15.24	4,042	8.50	11.79	905	11.82
$15.58 - $22.70	1,212	9.26	18.29	135	17.86

	8,276	7.87	$10.37	2,852	$7.27

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

The aggregate intrinsic value of the stock options exercised during fiscal 2014, fiscal 2013 and fiscal 2012 was $39.4 million, $36.1 million and $5.9 million, respectively. The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the estimated fair market value of the underlying common stock at the date of exercise.

The number of options expected to vest takes into account an estimate of expected forfeitures. As of March 30, 2014, the remaining unamortized stock-based compensation expense, reduced for estimated forfeitures and related to non-vested options, was $19.3 million to be amortized over a weighted-average remaining period of 2.7 years. Total unrecognized expense will be adjusted for future changes in estimated forfeitures.

The Company used the following weighted-average assumptions in determining stock-based compensation expense for option grants made during fiscal 2014, fiscal 2013 and fiscal 2012.

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Expected Term	4.7 years	5.4 years	5.8 years
Volatility	40.1% - 41.9%	42.7% - 48.5%	48.2% - 49.51%
Risk-free interest rate	0.6% - 2.7%	0.6% - 1.3%	0.7% - 2.4%
Dividend yield	0%	0%	0%

Market-based Awards

During fiscal 2013, the Company’s current chief executive officer was granted options to purchase up to 622,115 shares at $11.57 per share whose vesting is contingent upon meeting various price target thresholds that will trigger a four year ratable vesting period if the minimum twenty day closing stock prices cross thresholds of $15.00, $17.50 and $20.00 respectively. The exercise price of the options represents the stock price on the date of grant, and the options have a legal term of 10 years. The fair value of each option granted was estimated on the date of grant using a Monte Carlo Simulation analysis valuation model, assumes that price target thresholds will be achieved and results in an estimated term for the tranches ranging from 5.0 to 6.2 years. If the price target thresholds are not met, compensation cost is not reversed. The Company used the following assumptions in estimating the fair value of the shares; expected volatility 46.5%, expected dividends 0%, and risk-free rate of 0.8%. The weighted-average grant-date fair value of options granted during the period was $4.87 and is included in the stock option activities table above. During fiscal 2014 and 2013, none of the market-based options were exercised. At March 2014, there was $1.1 million of total unrecognized compensation cost reduced for estimated forfeitures and related to non-vested shares; that cost is expected to be recognized over a period of approximately 5 years.

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Restricted Stock Units and Restricted Stock

Restricted stock unit and restricted stock activity of the Company under the Plans are as follows (in thousands, except per share amounts):

Restricted stock unit and restricted stock activity	Shares	Weighted average grant date fair value per share
	(in thousands)
Nonvested at April 1, 2012	118	$12.47
Granted	750	12.08
Vested	(8)	17.79
Forfeited	(54)	12.48

Nonvested at March 31, 2013	806	12.05
Granted	2,952	17.28
Vested	(251)	11.84
Forfeited	(182)	13.62

Nonvested at March 30, 2014	3,325	$16.63

Restricted stock units and restricted stock granted to employees are generally subject to the employee’s continued service to the Company over that period. The fair value of restricted stock units and restricted stock is determined using the fair value of the Company’s common stock on the date of the grant. Compensation expense is generally recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. At March 2014, there was approximately $50.6 million of total unrecognized compensation cost related to restricted stock units and restricted stock, which the Company expects to recognize over a weighted-average period of 3.5 years.

Stock-Based Compensation Expense

Total stock-based compensation cost for the Company’s stock plans for fiscal 2014, fiscal 2013 and fiscal 2012 are as follows:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(in thousands)
Cost of revenue	$1,296	$649	$325
Research and development	6,218	2,753	1,474
Selling, general and administrative	8,510	5,117	1,889

Total employee stock-based compensation expense	$16,024	$8,519	$3,688

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Common Stock

As of March 2014 and March 2013, common stock reserved for future issuance was as follows (in thousands):

	Number of Shares
Common stock reserved for issuance	March 2014	March 2013
Stock Plans:
Outstanding stock options	8,276	10,495
Outstanding restricted stock units and restricted stock	3,325	806
Reserved for future equity incentive grants	9,697	9,383

	21,298	20,684
Purchase Plan	400	—
Warrants to purchase common stock	7,995	94

Total common stock reserved for future issuances	29,693	20,778

7. Income	Taxes

In fiscal year 2014, we recorded an income tax provision of $0.1 million compared to an income tax provision of $5.3 million and $10.2 million for fiscal year 2013 and 2012, respectively. The difference between fiscal year 2014 compared to fiscal year 2013, was primarily due to a lower effective tax rate resulting from foreign rate differentials, increased research and development tax credits, stock-based compensation deductions and was negatively affected by an increase in non-deductible stock option expense.

The components of income before taxes are as follows:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(in thousands)
United States	$(3,817)	$11,883	$19,179
International	10,006	45,123	27,973

	$6,189	$57,006	$47,152

Income tax expense was comprised of the following:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(in thousands)
Current:
Federal	$1,658	$5,553	$10,856
State	1	6	1
International	179	142	47

	$1,838	$5,701	$10,904

Deferred:
Federal	$(1,856)	$(375)	$(777)
State	—	(6)	—
International	88	(19)	78

	(1,768)	(400)	(699)

Income tax provision	$70	$5,301	$10,205

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

The provision for income taxes differs from the amount computed by applying the statutory rates as follows:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Income tax provision at the federal statutory rate	35.0%	35.0%	35.0%
Research and development credits	(27.3)	(2.1)	(1.0)
Foreign tax rate differential	(22.0)	(25.8)	(14.7)
Non deductible stock compensation	19.5	2.2	2.3
Other	(4.1)	—	—

Effective tax rate	1.1%	9.3%	21.6%

The components of the deferred tax asset are as follows:

	March 2014	March 2013
	(in thousands)
Deferred tax asset:
Accrued expenses and reserves	$1,769	$841
Stock based compensation	2,167	1,198
Research and development credits	4,115	1,618
Net operating loss carryforwards	1,001	1,011
Fixed Assets	(44)	179
Valuation allowance	(3,761)	(2,481)

Deferred tax asset	$5,247	$2,366

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of March 2014, as in general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. The Company has not made a provision for U.S. or additional foreign withholding taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration of approximately $88.4 million and $78.0 million at March 2014 and March 2013, respectively. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

As a result of certain realization requirements of ASC 718, Compensation—Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of March 30, 2014 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $5.0 million if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

At March 2014, the Company had approximately $5.3 million of federal net operating loss carryforwards for next 20 years and the Company had approximately $4.0 million federal research and develop tax credit available to carryforwards which will expire from FY2032 to FY2034.

At March 2014, the Company had approximately $17.8 million of California state loss carryforwards. The California net operating loss carryforwards expire between 2017 and 2022. At March 2014, the Company had approximately $5.6 million California state research tax credit carryforwards. The California credits are not subject to expiration under current California tax law.

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company maintains a valuation allowance against its California deferred tax assets as of March 2014. The Company considers all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against deferred tax assets. The Company’s valuation allowance increased $1.3 million as of March 2014 compared to March 2013, and increased $0.7 million as of March 2013 compared to April 2012.

While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, the Company’s provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

A reconciliation of the change in unrecognized tax benefits is as follows:

For the Period April 3, 2011 to March 30, 2014
(in thousands)
Balance at April 3, 2011	$1,056
Increases in unrecognized tax benefits	2,799

Balance at April 1, 2012	$3,855
Increases in unrecognized tax benefits	3,961

Balance at March 31, 2013	$7,816
Increases in unrecognized tax benefits	2,797

Balance at March 30, 2014	$10,613

Included in the gross unrecognized tax benefits balance of $10.6 million at March 2014 are $8.3 million of tax positions which would affect income tax expense if recognized. As of March 2014, approximately $2.3 million of unrecognized tax benefits would be offset by $1.5 million for State research credits and net operating losses included within our valuation allowance and $0.8 million of which would represent an adjustment to other tax accounts, primarily additional paid in capital. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statements of Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. As of March 2014, the Company had $0.2 million accrued interest related to uncertain tax matters. The Company does not expect its unrecognized tax benefits at March 2014 will materially change within the next 12 months. The Company files income tax returns in the U.S. federal, California and various international jurisdictions. The 2003 through 2013 tax years are open and may be subject to potential examination in one or more jurisdictions.

The Company is required to file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for tax years 2010 and forward. The Company may be subject to examination by California for tax years 2009 and forward. Generally, the Company is subject to routine examination for tax years 2008 and forward in various foreign tax jurisdictions in which it operates.

8.	Acquisition

On October 14, 2013, the Company entered into a definitive Master Asset Purchase and Sale Agreement with Analog Devices, Inc. (“ADI”). The transaction closed on October 31, 2013. The Company acquired certain assets relating to ADI’s MEMS microphone business for a purchase price of $100 million in cash, of which the

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Company is entitled to certain contingent future expense reimbursements of approximately $2.2 million. The Company also agreed to a contingent cash payment of up to $70.0 million payable upon the achievement of certain revenue performance targets within one year of the transaction close date. Due to a low probability of achieving the revenue targets, the fair value of the contingent consideration is estimated to be zero in the purchase price allocation described below. ADI licensed certain technology related to the MEMS microphone business to the Company on a royalty-free, worldwide basis, and provides certain transition services to the Company following the closing.

The acquisition has been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805—Business Combinations. Under the acquisition method of accounting, the total purchase consideration of the acquisition is allocated to the tangible assets and identifiable intangible assets and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets is recorded as goodwill, and was derived from expected benefits from future technology development, synergies and the knowledgeable and experienced workforce who joined the Company after the acquisition. The Company incurred $2.1 million of acquisition related costs in fiscal 2014.

The strategic rationale for the acquisition was to accelerate the Company’s audio roadmap and complement its current MEMS System on Chip product offerings at existing mobile, gaming and wearable device customers, while gaining entry into new markets. The acquisition expands the Company’s patent portfolio and existing tier one customer base, which includes major OEM brands worldwide.

The purchase price allocation is based on estimates, assumptions, third party valuations and other studies of the value of the acquired assets which have not progressed to a stage where there is sufficient information to make a definitive allocation. Accordingly, purchase price allocation and adjustments reported herein will remain preliminary until the Company has all of the information necessary to finalize the allocation of the purchase price, and the final acquisition accounting adjustments could differ materially from the pro-forma adjustments presented herein. As of March 30, 2014, determination of the fair value of fixed assets and inventories was preliminary. Any increase or decrease in the fair value of the Microphone Product Line’s tangible and identifiable intangible assets and liabilities, as compared to the information shown herein, would also change the portion of purchase price allocable to goodwill and could impact the operating results of the Company due to differences in amortization related to these assets and liabilities. During the fourth quarter of fiscal year 2014, adjustment was made to account for a $0.1 million increase to fixed assets, based on the fair market value of an asset. This adjustment resulted in a $0.1 million decrease in the fair value assigned to goodwill. The Company intends to complete the purchase price allocation within twelve months of the closing of the acquisition.

The following table summarizes the preliminary purchase price of the assets acquired and the liabilities assumed as of March 30, 2014, the completion of the acquisition.

Total Amount
Assets Acquired	(in thousands)
Inventories	$5,107
Property and equipment, net	4,339
Intangible assets:
Developed Technology	28,520
In-Process Research & Development	7,330
Customer Relationships	1,560
Goodwill	50,952

Total assets acquired	97,808

Total purchase price (net of $2.2 million of contingent expense reimbursements)	$97,808

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The preliminary fair values of the identifiable intangible assets: developed technology, in-process research & development and customer relationships were determined using the following methodologies:

Developed Technology: The value assigned to the acquired developed technology was determined using the multi-period excess earnings method. The fair value of developed technology was capitalized as of the acquisition date and will be amortized using a straight-line method to cost of revenues over the estimated remaining life of six years.

In-Process Research & Development: The value assigned to the acquired in-process research and development was determined using the multi-period excess earnings method. The fair value of in-process research & development was capitalized as of the acquisition date. In-process research and development capitalized at acquisition is not amortized, and is assessed for impairment on a fair value basis each fiscal quarter until the point at which the project is completed or terminates. If successfully completed, acquired in-process research and development will be amortized over its expected useful life.

Customer Relationships: An intangible customer relationship asset was recognized to the extent that the Company was expected to benefit from future revenues reasonably anticipated given the history and operating practices of Microphone Product Line. The value assigned to customer relationships was determined using the incremental cash flow method. The fair value of customer relationships was capitalized as of the acquisition date and will be amortized using a straight-line method to sales and marketing expenses over the estimated remaining life of seven years.

The amounts of revenue and earnings of the Microphone Product Line since the acquisition date included in the consolidated statements of operations for the current reporting periods have not been presented because the impact was not material to the Company’s consolidated results of operations.

Pro Forma Information

For the purpose of the summary unaudited pro forma combined supplemental information, the acquisition was assumed to have occurred as of April 2, 2012. The pro forma information for fiscal 2014 and fiscal 2013 has been calculated after applying the Company’s accounting policies and including adjustments to reflect the additional amortization of intangible assets, and additional cost of revenues related to the inventory markup that would have been charged assuming the fair value adjustments had been incurred as of April 2, 2012. The unaudited pro forma combined financial information is for informational purposes only and does not purport to represent what the Company’s actual results would have been if the acquisition had been completed as of the date

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

indicated above, or that may be achieved in the future. The unaudited pro forma combined supplemental information does not include the effects of any cost savings from operating efficiencies or synergies that may result from the acquisition.

	Fiscal 2014	Fiscal 2013
	(in thousands)
Revenues	$276,592	$275,414
Net income	$4,051	$46,977

9.	Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill since October 31, 2013, the closing date of the MEMS microphone business acquisition except for a decrease of $0.1 million due to an adjustment in the fourth quarter of fiscal year 2014 to preliminary purchase price allocation of the acquired business (see Note 8). The adjustment was made to account for a $0.1 million increase to fixed assets, based on the fair market value of an asset. This adjustment resulted in a $0.1 million decrease in the fair value assigned to goodwill. Intangible assets subject to amortization consist primarily of developed technology and customer relationships and are reported net of accumulated amortization. Developed technology and customer relationships are amortized on a straight line basis over the estimated useful life of the assets. In-process research and development is assessed for impairment until the development is completed and products are available for sale. The Company expects to complete the in-process research and development projects at various dates during fiscal year 2015 at which time amortization will commence.

Amortization for acquired intangible assets was approximately $2.1 million for fiscal 2014. The following table represents intangible assets and accumulated amortization:

	March 2014
	(in thousands)
	Gross	Accumulated Amortization	Net
Developed Technology	$28,520	$1,980	$	,26,540
Customer Relationships	1,560	93		1,467

Total intangible assets subject to amortization	$30,080	$2,073		$28,007

The estimated future amortization expense related to intangible assets at March 30, 2014, is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2015	$4,976
2016	4,976
2017	4,976
2018	4,976
2019	4,976
Thereafter	3,127

Total	$28,007

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

10.	Quarterly Financial Data (Unaudited)

Fiscal Year 2014:	Three Months Ended
	June 30, 2013	September 29, 2013	December 29, 2013	March 30, 2014
	(in thousands)
Net revenue	$55,910	$70,941	$66,684	$58,998
Cost of revenue	26,591	34,364	35,094	31,675

Gross profit	29,319	36,577	31,590	27,323
Operating expenses:
Research and development	8,114	9,810	14,522	15,985
Selling, general and administrative	9,155	11,424	15,663	15,102
Litigation settlement	—	—	14,500	500

Total operating expenses	17,269	21,234	44,685	31,587

Income (loss) from operations	12,050	15,343	(13,095)	(4,264)
Interest (expense)	—	—	(1,464)	(2,548)
Other income (expense), net	80	210	(219)	96

Other income (expense), net	80	210	(1,683)	(2,452)

Income (loss) before income taxes	12,130	15,553	(14,778)	(6,716)
Income tax (benefit) provision	1,808	1,945	(2,599)	(1,084)

Net income (loss)	$10,322	$13,608	$(12,179)	$(5,632)

Basic	$0.12	$0.16	$(0.14)	$(0.06)

Diluted	$0.12	$0.15	$(0.14)	$(0.06)

Weighted average shares outstanding in computing net income per share allocable to common stockholders:
Basic	85,038	86,289	87,047	87,691

Diluted	87,914	89,778	87,047	87,691

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Fiscal Year 2013:	Three Months Ended
	July 1, 2012	September 30, 2012	December 30, 2012 (1)	March 31, 2013
	(in thousands)
Net revenue	$39,202	$55,294	$58,929	$55,209
Cost of revenue	17,639	24,923	27,723	27,652

Gross profit	21,563	30,371	31,206	27,557
Operating expenses:
Research and development	5,655	5,918	6,712	6,363
Selling, general and administrative	6,258	7,202	8,428	7,503

Total operating expenses	11,913	13,120	15,140	13,866

Income from operations	9,650	17,251	16,066	13,691
Interest (expense)	(1)	(1)	—	—
Other income, net	38	55	98	159

Other income, net	37	54	98	159

Income before income taxes	9,687	17,305	16,164	13,850
Income tax (benefit) provision	2,036	3,641	(654)	278

Net income	$7,651	$13,664	$16,818	$13,572

Basic	$0.09	$0.17	$0.20	$0.16

Diluted	$0.09	$0.16	$0.19	$0.15

Weighted average shares outstanding in computing net income per share allocable to common stockholders:
Basic	81,184	82,429	83,218	84,109

Diluted	87,080	87,257	87,350	87,741

(1)	The three months ended December 30, 2012 includes an income tax benefit of $2.2 million ($0.03 and $0.02 basic and diluted earnings per share, respectively), primarily due to changes in estimate of earnings attributable to domestic versus foreign operations related to prior years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InvenSense, Inc.

Dated: May 29, 2014	By:	/s/ Alan Krock
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

Dated: May 29, 2014	By:	/s/ Behrooz Abdi
Behrooz Abdi
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 29, 2014	By:	/s/ Alan Krock
Alan Krock
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Dated: May 29, 2014	By:	/s/ R. Douglas Norby
R. Douglas Norby
Director

Dated: May 29, 2014	By:	/s/ Jon Olson
Jon Olson
Director

Dated: May 29, 2014	By:	/s/ Amit Shah
Amit Shah
Director

Dated: May 29, 2014	By:	/s/ Eric Stang
Eric Stang
Director

Dated: May 29, 2014	By:	/s/ Tim Wilson
Tim Wilson
Director

Dated: May 29, 2014	By:	/s/ Yunbei “Ben” Yu, Ph.D
Yunbei “Ben” Yu, Ph.D
Director

INDEX TO EXHIBITS

TO

FORM 10-K ANNUAL REPORT

For the Year Ended

March 30, 2014

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit(s)	Filing Date
3.1	Form of Third Amended and Restated Certificate of Incorporation of InvenSense, Inc.	S-1	333-167843	3.5	August 25, 2011
3.2	Form of Third Amended and Restated Bylaws of InvenSense, Inc.	S-1	333-167843	3.7	August 25, 2011
4.1	Form of InvenSense, Inc.’s Common Stock Certificate.	S-1	333-167843	4.1	August 25, 2011
4.2	Indenture, dated November 13, 2013, between InvenSense, Inc. and Wells Fargo Bank, National Association.	8-K	001-35269	4.1	November 13, 2013
10.1†	InvenSense, Inc. 2004 Stock Incentive Plan, as amended, and related documents.	S-1	333-167843	10.1	June 28, 2010
10.2†	InvenSense, Inc. 2011 Stock Incentive Plan and related documents.	S-1	333-167843	10.2	August 25, 2011
10.3†	Form of Indemnification Agreement by and between the Company and each of its directors.	S-1	333-167843	10.16	August 25, 2011
10.4†	Offer Letter, between the Company and Stephen Lloyd, dated November 13, 2008.	S-1	333-167843	10.8	June 28, 2010
10.5†	Offer Letter, between the Company and Daniel Goehl, dated October 28, 2004.	S-1	333-167843	10.9	June 28, 2010
10.6†	Compensation Agreement, between the Company and Jim Callas, dated January 18, 2011.	S-1	333-167843	10.12	May 24, 2011
10.7†	Offer Letter, between the Company and Jim Callas, dated August 20, 2010.	S-1	333-167843	10.12.1	May 24, 2011
10.8†	Employment Agreement, between the Company and Alan Krock, dated as of May 31, 2011.	S-1	333-167843	10.13	August 25, 2011
10.9	Industrial Lease between the Company and AMB Property, L.P., dated June 13, 2007.	S-1	333-167843	10.13	June 28, 2010
10.10	First Amendment to Lease Agreement between the Company and AMB Property, L.P., dated June 26, 2009.	S-1	333-167843	10.14	June 28, 2010
10.11	Second Amendment to Lease Agreement between the Company and Prologis L.P., dated February 17, 2012.	8-K	001-35269	10.1	February 24, 2012
10.12†	Employment Agreement between the Company and Behrooz Abdi, dated October 23, 2012	8-K	001-35269	10.1	October 23, 2012
10.13†	Executive Change in Control and Severance Agreement between the Company and Behrooz Abdi, dated October 23, 2012	8-K	001-35269	10.2	October 23, 2012
10.14†	Transition and Release Agreement between the Company and Steven Nasiri, dated October 23, 2012	8-K	001-35269	10.3	October 23, 2012
10.15†	Form of Executive Change in Control and Severance Agreement	8-K	001-35269	10.1	May 21, 2014
21.1	Subsidiary List.
23.1	Consent of Deloitte & Touche LLP.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit(s)	Filing Date
24.1	Power of Attorney (included on signature page).
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Indicates a management contract or compensatory plan or arrangement.