Form 10-Q
period 2014-06-29
InvenSense Inc
filed 2014-08-07
CIK 1294924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 18, 2014
Common Stock, $0.001 par value	88,875,980

INVENSENSE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVENSENSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 29, 2014	March 30, 2014
Assets
Current assets:
Cash and cash equivalents	$36,426	$26,025
Short-term investments	110,034	91,307
Accounts receivable	36,358	39,009
Inventories	77,513	73,032
Prepaid expenses and other current assets	17,773	19,587

Total current assets	278,104	248,960
Property and equipment, net	31,786	25,239
Intangible assets, net	34,093	35,360
Goodwill	50,952	50,952
Long-term investments	99,778	128,755
Other assets	6,148	5,469

Total assets	$500,861	$494,735

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,568	$18,964
Accrued liabilities	13,563	14,985

Total current liabilities	32,131	33,949
Long-term debt	137,387	135,583
Other long-term liabilities	12,851	11,375

Total liabilities	182,369	180,907

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value — 20,000 shares authorized, no shares issued and outstanding at June 29, 2014 and March 30, 2014	—	—
Common stock:
Common stock, $0.001 par value — 750,000 shares authorized, 88,764 shares issued and outstanding at June 29, 2014, 88,332 shares issued and outstanding at March 30, 2014	225,363	215,958
Accumulated other comprehensive income (loss)	53	(38)
Retained earnings	93,076	97,908

Total stockholders’ equity	318,492	313,828

Total liabilities and stockholders’ equity	$500,861	$494,735

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 29, 2014	June 30, 2013
Net revenue	$66,681	$55,910
Cost of revenue	35,505	26,591

Gross profit	31,176	29,319
Operating expenses:
Research and development	19,408	8,114
Selling, general and administrative	13,918	9,155

Total operating expenses	33,326	17,269

Income (loss) from operations	(2,150)	12,050
Interest (expense)	(2,584)	—
Other income, net	181	80

Other income (expense), net	(2,403)	80

Income (loss) before income taxes	(4,553)	12,130
Income tax provision	279	1,808

Net income (loss)	$(4,832)	$10,322

Net income (loss) per share:

Basic	$(0.05)	$0.12

Diluted	$(0.05)	$0.12

Weighted average shares outstanding in computing net income (loss) per share:
Basic	88,302	85,038

Diluted	88,302	87,914

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	June 29, 2014	June 30, 2013
Net income (loss)	$(4,832)	$10,322
Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments, net of tax benefit of $49 and $29 for three months ended June 29, 2014 and June 30, 2013, respectively	91	(66)

Total comprehensive income (loss)	$(4,741)	$10,256

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	June 29, 2014	June 30, 2013
Cash flows from operating activities:
Net income (loss)	$(4,832)	$10,322
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,747	675
Amortization of intangible assets	1,268	—
Loss on disposal of property and equipment	—	1
Stock-based compensation expense	7,635	2,818
Deferred income tax assets	(2)	(52)
Tax effect of employee benefit plans	—	2,724
Excess tax benefit from stock-based compensation	—	(2,724)
Non cash interest expense	1,816	—
Changes in operating assets and liabilities:
Accounts receivable	2,651	(1,803)
Inventories	(4,480)	(9,953)
Prepaid expenses and other current assets	1,781	(2,301)
Other assets	(688)	(500)
Accounts payable	(230)	6,758
Accrued liabilities	20	428

Net cash provided by operating activities	6,686	6,393

Cash flows from investing activities:
Purchase of property and equipment	(8,424)	(3,954)
Proceeds from the sale of property and equipment	—	1
Sales and maturities of available-for-sale investments	10,387	28,526
Purchase of available-for-sale investments	—	(27,514)

Net cash provided by (used in) investing activities	1,963	(2,941)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,755	3,208
Payments of long-term debt and capital lease obligations	(3)	(3)
Excess tax benefit from stock-based compensation	—	2,724

Net cash provided by financing activities	1,752	5,929

Net increase in cash and cash equivalents	10,401	9,381
Cash and cash equivalents:
Beginning of period	$26,025	$100,843

End of period	$36,426	$110,224

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,429	$—

Cash paid for income taxes	$93	$87

Noncash investing and financing activities:
Unpaid purchases of property and equipment	$1,641	$1,555

Unrealized (loss) gain from available-for-sale investments	$81	$(95)

Proceeds receivable from the exercise of stock options	$78	$1,366

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended March 30, 2014 included in the Company’s Annual Report on Form 10-K filed on May 29, 2014 with the Securities and Exchange Commission (“SEC”). No material changes have been made to the Company’s significant accounting policies since the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2014.

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

Fiscal Year

The Company’s fiscal year is a 52 or 53 week period ending on the Sunday closest to March 31. The Company’s most recent fiscal year (“Fiscal 2014”) ended on March 30, 2014 (“March 2014”). The first fiscal quarter in each of the two most recent fiscal years ended on June 29, 2014 (“three months ended June 29, 2014” or “June 2014”) and June 30, 2013 (“three months ended June 30, 2013” or “June 2013”), respectively, and each quarter period included 13 weeks.

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

Concentration of Credit Risk

At June 2014, one customer accounted for 47% of total accounts receivable. At June 2013, five customers each accounted for 16%, 14%, 11%, 11% and 10% of total accounts receivable.

For the three months ended June 29, 2014, three customers each accounted for 30%, 12% and 10% of total net revenue. For the three months ended June 30, 2013, three customers each accounted for 26%, 11% and 11% of total net revenue.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Warranty

The Company’s warranty agreements are contract and component specific and can be up to three years for selected components. The Company’s accrual for anticipated warranty costs has declined primarily due to a decline in the historical volume of product returned under the warranty program. The accrual also includes management’s judgment regarding anticipated rates of warranty claims and associated repair costs. The following table summarizes the activity related to product warranty liability during the three months ended June 29, 2014 and June 30, 2013:

	Three Months Ended
	June 29, 2014	June 30, 2013
	(in thousands)
Beginning balance	$80	$123
Provision for warranty	53	115
Accruals related to changes in estimate	(45)	(94)
Less: actual warranty costs	(13)	(8)

Ending balance	$75	$136

Net Income (loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period, which excludes dilutive unvested restricted stock.

Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding, including unvested restricted stock, certain warrants to purchase common stock and potential dilutive shares from the dilutive effect of outstanding stock options using the treasury stock method.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	June 29, 2014	June 30, 2013
	(in thousands, except per share data)

Numerator:
Basic and Diluted:
Net income (loss)	$(4,832)	$10,322

Denominator:
Basic shares:
Weighted average shares used in computing basic net income (loss) per share	88,302	85,038

Diluted shares:
Weighted average shares used in computing basic net income (loss) per share	88,302	85,038
Effect of potentially dilutive securities:
Stock options and unvested restricted stock	—	2,797
Common stock warrants	—	79

Weighted average shares used in computing diluted net income (loss) per share	88,302	87,914

Net income (loss) per share:
Basic	$(0.05)	$0.12
Diluted	$(0.05)	$0.12

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following summarizes the potentially dilutive securities outstanding at the end of each period that were excluded from the computation of diluted net income (loss) per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended
	June 29, 2014	June 30, 2013
	(in thousands)
Employee stock options	8,606	4,906
Unvested restricted stock units and others	3,414	770

Total antidilutive securities	12,020	5,676

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 provides guidance that companies will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The Company will be required to implement the new revenue recognition standard for the first quarter of fiscal year 2018. The Company is currently evaluating the impact on its consolidated financial statements.

2.	Cash Equivalents and Available-for-sale Investments

At June 2014, of the $36.4 million of the Company’s cash and cash equivalents, $15.2 million was cash and $21.2 million was cash equivalents invested in money market funds and commercial paper. At June 2014, $12.7 million of the $36.4 million of cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the United States, the Company would be required to accrue and pay U.S. taxes to repatriate these funds. However, the Company’s intent is to indefinitely reinvest these funds outside of the United States, and the Company’s current plans for the foreseeable future do not demonstrate a need to repatriate them to fund U.S. operations. Additionally, as of June 2014, the Company had short-term available-for-sale investments of $110.0 million and long-term available-for-sale investments of $99.8 million totaling $209.8 million. Long-term investments as of June 2014 of $99.8 million had scheduled maturities between one and five years from the balance sheet date.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Fair value measurements at each reporting date were as follows:

June 2014:

Assets measured at fair value on a recurring basis were presented in the Company’s condensed consolidated balance sheet as of June 29, 2014.

	June 2014 Balance	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3
	(in thousands)
Money Market Funds	$21,235	$21,235	$—	$—
Corporate Notes and Bonds	194,463	—	194,463	—
Commercial Paper	8,995	—	8,995	—
Municipal Notes and Bonds	3,854	—	3,854	—
U.S. Agency Securities	2,500	—	2,500	—

Total	$231,047	$21,235	$209,812	$—

Cash equivalents	$21,235	$21,235	$—	$—
Short-term investments	110,034	—	110,033	—
Long-term investments	99,778	—	99,778	—

Total	$231,047	$21,235	$209,812	$—

	June 2014 Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	June 2014 Estimated FMV
Corporate Notes and Bonds	$194,389	$74	$—	$194,463
Commercial Paper	8,993	2	—	8,995
Municipal Notes and Bonds	3,849	5	—	3,854
U.S. Agency Securities	2,500	—	—	2,500

Total Available-for-sale investments	$209,731	$81	$—	$209,812

Cash equivalents				21,235

Total Aggregate Fair Value				$231,047

The fair values of money market funds were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate notes and bonds, commercial paper, municipal notes and bonds and U.S. Agency Securities were derived from non-binding market consensus prices that are corroborated by observable market data.

There were no transfers of assets measured at fair value between Level 1 and Level 2 during the three months ended June 29, 2014.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

3. Balance Sheet Details

Inventories

Inventories at June 2014 and March 2014 consist of the following:

	June 2014	March 2014
	(in thousands)
Work in progress	$64,211	$58,641
Finished goods	13,302	14,391

Total Inventories	$77,513	$73,032

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at June 2014 and March 2014 consist of the following:

	June 2014	March 2014
	(in thousands)
Prepaid expenses	$3,325	$3,495
Tax receivable	7,078	5,932
Other receivables	2,500	5,356
Deferred tax assets	2,439	2,487
Advance to vendors	719	1,026
Other current assets	1,712	1,291

Total prepaid expenses and other current assets	$17,773	$19,587

Property and Equipment

Property and equipment at June 2014 and March 2014 consist of the following:

	June 2014	March 2014
	(in thousands)
Production and lab equipment	$28,479	$25,890
Computer equipment and software	4,714	4,335
Equipment under construction	7,383	2,298
Leasehold improvements and furniture and fixtures	4,315	3,918

Subtotal	44,891	36,441
Accumulated depreciation	(13,105)	(11,202)

Property and equipment—net	$31,786	$25,239

Depreciation expense for the three months ended June 29, 2014 and June 30, 2013 was $1.8 million and $0.7 million, respectively. Equipment under construction consists primarily of production and lab equipment. Equipment under construction is not subject to depreciation until it is available for its intended use. All of the equipment under construction is expected to be completed and placed in service by the end of fiscal 2015.

Accrued Liabilities

Accrued liabilities at June 2014 and March 2014 consist of the following:

	June 2014	March 2014
	(in thousands)
Payroll-related expenses	$4,612	$4,207
Bonuses	1,645	3,019
Legal fees	1,622	2,527
Accrued contractual coupon interest payable on convertible senior notes	492	1,158
Deferred revenue	1,000	800
Income tax payable	130	117
Other accrued liabilities	4,062	3,157

Total accrued liabilities	$13,563	$14,985

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Commitments and Contingencies

Operating Lease Obligations

The Company has non-cancelable operating leases for its facilities through fiscal year 2020.

Future minimum lease payments under operating leases as of June 2014 are as follows:

Fiscal Years Ending:	Amount
(in thousands)
2015 (remainder)	$2,931
2016	4,854
2017	4,952
2018	4,834
2019	4,922
Beyond	5,143

Total	$27,636

The Company’s lease agreements provide for rental payments which have certain lease incentives and graduated rental payments. As a result, the rent expense is recognized on a straight-line basis over the term of the lease. The Company’s rental expense under operating leases was approximately $1.1 million and $0.6 million for the three months ended June 29, 2014 and June 30, 2013, respectively.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company separately accounts for the liability and equity components of the Notes. The initial debt component of the Notes was valued at $135.7 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 7.3%, with the equity component representing the residual amount of the proceeds of $39.3 million which was recorded as a debt discount. The issuance costs were allocated pro-rata based on the relative initial carrying amounts of the debt and equity components, including the Note hedges and warrants transactions described below. As a result, $2.5 million of the issuance costs was allocated to the equity component of the Notes, $3.0 million of issuance costs paid to the initial purchaser was accounted for as a debt discount and $0.25 million of the issuance costs was classified as other non-current assets. The debt discount and the issuance costs allocated to the debt component are amortized as additional interest expense over the term of the Notes using the effective interest method. As of June 29, 2014 the remaining amortization period of the debt discount and the issuance costs is 4.3 years. The effective interest rate of the Notes is 7.84% per annum (1.75% coupon rate plus 6.09% of non-cash accretion expense).

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Warrants - On November 6 and 7, 2013, the Company sold call options to the same counterparty for approximately $25.6 million, which gives the counterparty the right to buy from the Company up to approximately 8.0 million shares of the Company’s common stock at an exercise price of $28.66 per share, subject to adjustments, on a series of days commencing on February 1, 2019 and ending May 13, 2019. Upon exercise of the Warrants, the Company has the option to deliver cash or shares of its common stock equal to the difference between the market price on the exercise date and the strike price of the warrants. Upon exercise of the Warrants, the Company will pay to the Initial Purchaser cash, shares of Company’s common stock, or a combination thereof (at the Company’s choice), equal to the amount by which the market price per share of the Company’s common stock exceeds $28.66 during the applicable valuation period.

The Note Hedges and Warrants above are classified in stockholders’ equity in the Company’s consolidated balance sheets.

The following table summarizes the principal amounts and related unamortized discount on the Notes (in thousands):

June 2014
Principal amount of the Notes	$175,000
Unamortized discount on the Notes	37,613

Net carrying value	$137,387

The following table presents the amount of interest expense recognized related to the Notes for the three months ended June 29, 2014 (in thousands):

Amount
Contractual coupon interest expense	$768
Accretion of debt discount	1,804
Amortization of debt issuance costs	12

Total interest expense related to the Notes	$2,584

As of June 29, 2014, our aggregate future principal debt maturities are as follows (in thousands):

Fiscal Year	Amount
2015 – 2018	$—
2019	175,000

Total	$175,000

The convertible notes issued by the Company in November 2013 are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market each period. The approximate fair value of the convertible notes as of June 29, 2014 was $211.5 million. The fair value of the convertible notes was determined using quoted market prices for similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Stock option activities of the Company under the Plans are as follows (in thousands, except per share amounts):

	Options Available for Grant	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—March 30, 2014	12,595	8,276	$10.37	7.87	$102,072

Increase to stock option pool	3,533
Options granted (weighted-average fair value of $6.53 per share)	(949)	949	$18.01
Options exercised	—	(198)	$5.41
Options canceled	51	(51)	$11.33

Balance—June 29, 2014	15,230	8,976	$11.28	7.79	$95,996

June 29, 2014
Vested and expected to vest		7,602	$10.71	7.62	$85,729

Exercisable— June 29, 2014		3,199	$7.80	6.75	$45,389

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additional information regarding options outstanding as of June 2014 and March 2014 is as follows (in thousands except per share amounts):

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

The aggregate intrinsic value of the stock options exercised during the three months ended June 29, 2014 and June 30, 2013 was $3.0 million and $11.5 million respectively. The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the estimated fair market value of the underlying common stock at the date of exercise.

The number of options expected to vest takes into account an estimate of expected forfeitures. The remaining unamortized stock-based compensation expense, reduced for estimated forfeitures and related to non-vested options, was $17.1 million, and $18.6 million at June 2014 and June 2013 respectively, and, for both periods will be amortized over a weighted-average remaining period of approximately 2.53 and 3.2 years, respectively. Total unrecognized expense will be adjusted for future changes in estimated forfeitures.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company used the following weighted-average assumptions in determining stock-based compensation expense for options granted in the three months ended June 29, 2014 and June 30, 2013.

	Three Months Ended
	June 29, 2014	June 30, 2013
Expected Term	4.46 years	4.67 years
Volatility	41.9%	41.4%
Risk-free interest rate	1.42%	0.73%
Dividend yield	0%	0%

Restricted Stock Units and Restricted Stock

Restricted stock unit and restricted stock activity of the Company under the Plans are as follows (in thousands, except per share amounts):

Restricted stock unit and restricted stock activity	Shares	Weighted average grant date fair value per share
	(in thousands)
Unvested at March 30, 2014	3,325	$16.63
Granted	440	18.61
Vested	(210)	12.72
Forfeited	(37)	17.26

Unvested at June 29, 2014	3,518	$17.10

Restricted stock units and restricted stock granted to employees are generally subject to the employee’s continued service to the Company over that period. The fair value of restricted stock units and restricted stock is determined using the fair value of the Company’s common stock on the date of the grant. Compensation expense is generally recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. At June 2014, there was approximately $37.4 million of total unrecognized compensation cost related to restricted stock units and restricted stock, which the Company expects to recognize over a weighted-average period of 3.13 years. The weighted-average grant-date fair value per share of restricted stock units and restricted stock awarded in the three months ended June 2014 was $18.61. The weighted-average grant-date fair value per share of restricted stock units and restricted stock awarded in the three months ended June 2013 was $12.77.

Common Stock

As of June 2014 and March 2014, common stock reserved for future issuance was as follows (in thousands):

	Number of Shares
Common stock reserved for issuance	June 2014	March 2014
Stock Plans:
Outstanding stock options	8,976	8,276
Outstanding restricted stock units and restricted stock	3,518	3,325
Reserved for future equity incentive grants	11,939	9,697

	24,433	21,298
Purchase Plan	339	400
Warrants to purchase common stock	8,000	7,995

Total common stock reserved for future issuances	32,772	29,693

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

An aggregate of 400,000 shares of common stock were reserved for issuance to employees under the Purchase Plan. As of June 29, 2014, 61,000 shares had been purchased.

Stock-Based Compensation Expense

Total employee stock-based compensation cost for the Company’s stock plans for the three months ended June 29, 2014 and June 30, 2013 is as follows:

	Three Months Ended
	June 29, 2014	June 30, 2013
	(in thousands)
Cost of revenue	$657	$237
Research and development	3,518	1,072
Selling, general and administrative	3,460	1,509

Total stock-based compensation expense	$7,635	$2,818

7. Income Taxes

In the three months ended June 29, 2014 and June 30, 2013, the Company recorded an income tax provision of $0.3 million and $1.8 million respectively. The Company’s estimated 2015 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate partially offset by the unfavorable effects of non-deductible stock-based compensation expense.

The Company files U.S. federal income tax returns as well as income tax returns in California, Massachusetts and various foreign jurisdictions. The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of June 2014 because such earnings are to be reinvested indefinitely.

The Company’s tax years from 2003 and onwards could be subject to examinations by tax authorities in one or more tax jurisdictions. The Company has recorded $9.8 million of uncertain tax positions within “Long-term liabilities” on the condensed consolidated balance sheet as at June 2014. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next twelve months. While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, the Company’s provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. In addition, the Company has been recently notified by the IRS that it will be under audit for the following fiscal periods: fiscal year 2011, fiscal year 2012, and fiscal year 2013.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The purchase price allocation is based on estimates, assumptions, third party valuations and other studies of the value of the acquired assets.

The following table summarizes the purchase price of the assets acquired and the liabilities assumed as of June 29, 2014, the completion of the acquisition.

Total Amount
Assets Acquired	(in thousands)
Inventories	$5,107
Property and equipment, net	4,339
Intangible assets:
Developed Technology	28,520
In-Process Research & Development	7,330
Customer Relationships	1,560
Goodwill	50,952

Total assets acquired	97,808

Total purchase price (net of $2.2 million of contingent expense reimbursements)	$97,808

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of intangible assets of $37.4 million has been allocated to the following three asset categories: 1) developed technology, 2) in-process research & development and 3) customer relationships. Developed technology and customer relationships are amortized on a straight line basis over the estimated useful life of the assets.

The following table represents the estimated useful lives of developed technology and customer relationships:

	Fair Value Amount	Estimated Useful Life
	(in thousands)	(in years)
Developed Technology	$28,520	6
Customer Relationships	$1,560	7

The fair values of the identifiable intangible assets: developed technology, in-process research & development and customer relationships were determined using the following methodologies:

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

9. Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill since October 31, 2013, the closing date of the MEMS microphone business acquisition except for a decrease of $0.1 million due to an adjustment in the fourth quarter of fiscal year 2014 to preliminary purchase price allocation of the acquired business. The adjustment was made to account for a $0.1 million increase to fixed assets, based on the fair market value of an asset. This adjustment resulted in a $0.1 million decrease in the fair value assigned to goodwill. Intangible assets subject to amortization consist primarily of developed technology and customer relationships and are reported net of accumulated amortization. Developed technology and customer relationships are amortized on a straight line basis over the estimated useful life of the assets. In-process research and development is assessed for impairment until the development is completed and products are available for sale. The Company expects to complete the in-process research and development projects at various dates during fiscal year 2015 at which time amortization will commence.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization for acquired intangible assets for the three months ended June 29, 2014 was approximately $1.2 million. The following table represents intangible assets and accumulated amortization:

	June 2014
	(in thousands)
	Gross	Accumulated Amortization	Net
Developed Technology	$28,520	$3,168	$25,352
Customer Relationships	1,560	149	1,411

Total intangible assets subject to amortization	$30,080	$3,317	$26,763

The estimated future amortization expense related to intangible assets at June 29, 2014, is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2015 (remaining 9 months)	$3,732
2016	4,976
2017	4,976
2018	4,976
2019	4,976
Thereafter	3,127

Total	$26,763

10. Subsequent Events

On July 7, 2014, the Company entered into a Share Purchase Agreement with Trusted Positioning, Inc., a Canadian corporation (“TPI”) and the shareholders of TPI pursuant to which the Company has agreed to acquire all the outstanding share capital of TPI in exchange for (A) shares of the Company’s common stock with an aggregate value of $6 million, (B) $13 million in cash at closing, (C) $12 million in cash, which will be contingent upon the achievement of certain milestones, and (D) cash for any resulting fractional shares. The Company also agreed to grant restricted stock awards and/or options to purchase shares of Company Stock (each a “TPI Equity Award”) to certain TPI employees with an aggregate value of $5 million at closing.

The maximum amount payable for TPI will be approximately $36 million, including the maximum contingent cash payments and all of the shares of Company common stock issued at closing subject to the TPI Equity Awards and further subject to post-closing purchase price adjustments.

Further, On July 7, 2014, InvenSense International, Inc., a company formed under the laws of the Cayman Islands, and a wholly-owned subsidiary of the Company (the “Subsidiary”), entered into a Share Purchase Agreement with certain members of management of Movea SA, a company formed under the laws of France (“Movea”), and shareholders representing at least 95% of the outstanding capital stock of Movea, pursuant to which the Subsidiary has agreed to acquire at least 95% of the outstanding shares of Movea, with the remaining 5% purchased pursuant to a separate purchase agreement, in exchange for an aggregate of up to (A) $61.5 million in cash at closing and (B) $13 million in cash, which will be contingent upon the achievement of certain milestones, and further subject to post-closing purchase price adjustments.

In addition, the Company has agreed to grant restricted stock units for shares of the Company common stock (each a “Movea Equity Award”) to certain Movea employees, having an aggregate value of $3 million and bonuses of up to $600,000.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The maximum amount payable for Movea will be up to approximately $78 million, including the maximum contingent cash payments, payments for the purchase of all outstanding stock, the Movea Equity Awards and the bonus amount. This transaction closed on July 22, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, the Consolidated Financial Statements and Notes thereto for the year ended March 30, 2014, and with management’s discussion and analysis of our financial condition and results of operations included in our Annual Report on Form 10-K with the Securities and Exchange Commission (SEC) on May 29, 2014.

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These forward-looking statements include our expectations as to future sales of consumer electronics devices that could potentially integrate motion processors, our expectation that our products will remain a component of customers’ products throughout any such product’s life cycle, our belief that users of our products are likely to introduce these products into other devices as well as to adopt our more advanced devices, our belief that certain end-markets pose large growth opportunities for motion processing functionality, our ability to protect our intellectual property in the United States and abroad, our belief in the sufficiency of our cash flows to meet our needs and our future financial and operating results. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-Q. These factors include, but are not limited to, the risks referred to under Item 1A. of Part I — “Risk Factors,” included in the Company’s Annual Report on Form 10-K filed on May 29, 2014 with the SEC and Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussed elsewhere in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

Overview

Business Overview

We are the pioneer and a global market leader in devices for the motion interface market that detect and track an object’s motion in three-dimensional space. We also recently entered the audio sensor (microphone) markets through the acquisition of the MEMS Microphone product line of Analog Devices, Inc. in October 2013. Our MotionTracking devices and audio products combine micro-electro-mechanical system (MEMS) motion sensors, such as accelerometers, gyroscopes, microphones and compasses, with mixed-signal integrated circuits (ICs) and proprietary algorithms and firmware that intelligently process, synthesize and calibrate the output of sensors for use by software applications via an application programming interface (API). Our devices are differentiated by their small form factor, high level of integration, performance, reliability and cost effectiveness. While our solutions have broad applicability, we currently target consumer electronics applications such as smartphones and tablets, console and portable video gaming devices, digital still and video cameras, smart TVs (including digital set-top boxes, televisions and multi-media HDDs), navigation devices, industrial sensors, toys, and health and fitness accessories. We utilize a fabless model, leveraging current CMOS and MEMS foundries and semiconductor packaging supply chains.

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

(in thousands)	Three Months Ended
	June 29, 2014	June 30, 2013
Net revenue	$66,681	$55,910

Net revenue for the three months ended June 2014 increased by $10.8 million, or 19%, year-over-year, primarily due to higher volume shipments to an expanded customer base, including manufacturers of smartphones, tablet devices and digital television and set-top box remote controls, partially offset by lower volume shipments to gaming manufacturers and by lower per unit average selling prices. Total unit shipments for the three months ended June 2014 increased by 46% year-over-year. Our overall average unit selling price for the three months ended June 2014 decreased 19% year-over-year as a result of the change in our product mix and declines in average selling prices associated with products primarily introduced in prior years. We expect a continued trend of declining unit average selling prices for our products during their life cycles.

For the three months ended June 2014, three customers each accounted for 30% (Samsung), 12% (LG) and 10% (Xiaomi) of total net revenue. For the three months ended June 2013, three customers each accounted for 26% (Samsung), 11% (Sharp) and 11% (Sony) of total net revenue. No other customers accounted for more than 10% of total net revenue for the three months ended June 2014 or June 2013.

Net Revenue by Target End Market

	Three Months Ended
	June 29, 2014	June 30, 2013
	(in thousands)
Smartphone and tablet devices	$53,312	$42,971
% of net revenue	80%	77%
Optical image stabilization and other	$12,479	$10,979
% of net revenue	19%	20%
Gaming	$890	$1,960
% of net revenue	1%	3%

Net revenue growth and contribution to total net revenue for the smartphone/tablet end market for the three months ended June 2014 reflects significant expansion of the smartphone portion of the handset market as well as growth in the market for tablet computing devices. The growth in the market for Optical image stabilization and other devices reflects increased adoption of our technologies in those devices during that time period. The net revenue decline and contribution to total net revenue for the gaming end market for the three months ended June 2014 reflects a declining consumer market for console gaming and shift to mobile device and online gaming during that time period.

Net Revenue by Geographic Region

	Three Months Ended
Region	June 29, 2014	June 30, 2013
Korea	$28,913	$19,838
Japan	3,794	15,525
China	17,359	6,216
Taiwan	7,610	4,188
United States	7,830	5,906
Rest of world	1,175	4,236

	$66,681	$55,910

We report revenue by geographic region based upon the location of the headquarters of our customers. We primarily sell our products directly to customers and distributors in Asia which consists of Korea, Japan, Taiwan and China. We believe that a substantial majority of our net revenue will continue to come from sales to customers located in Asia, where most of the manufacturers of consumer electronics devices that use and may in the future use our products are located. As a result of this regional customer concentration, we may be subject to economic and political events and other developments that impact our customers in Asia. For more information, see the section titled “Risk Factors—Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business”, referred to under Item 1A. of Part I in our Annual Report on Form 10-K filed on May 29, 2014 with the SEC.

Gross Profit and Gross Margin

Gross profit is the difference between net revenue and cost of revenue and gross margin is gross profit as a percentage of sales.

(in thousands)	Three Months Ended
	June 29, 2014	June 30, 2013
Gross profit	$31,176	$29,319
% of net revenue	47%	52%

Gross profit for the three months ended June 2014 increased by $1.9 million, or 6%, year-over-year, due primarily to an increase in unit sales of our products. For the three months ended June 2014, gross profit as a percentage of sales, or gross margin, decreased year over year due to the effect of reductions in average selling price per unit sold for comparable products, changes in product mix sold, and the amortization of acquired intangible assets and inventory fair-value write-up partially offset by lower units costs from higher manufacturing volumes and yields, and lower wafer and assembly unit costs. For the three months ended June 29, 2014, the benefit of the sale of previously written down inventories was nil.

For the three months ended June 30, 2013, the benefit of the sale of previously written down inventories was $0.3 million or approximately 1% of net revenue.

We expect gross margins to fluctuate during future periods due to changes in product mix, average unit selling prices, manufacturing costs, manufacturing yields, amortization of acquired intangible assets, levels of inventory valuation and excess reserves recorded, if any, and levels of product demand.

Research and Development

Research and development expense primarily consists of personnel related expenses (including employee cash compensation and benefits, and stock-based compensation), intellectual property license costs, reference design development costs, development testing and evaluation costs, depreciation expense and allocated occupancy costs. Research and development activities include the design of new products, refinement of existing products and processes and design of test methodologies, including hardware and software to ensure compliance with required specifications. All research and development costs are expensed as incurred. We expect our research and development expenses to increase on an absolute basis as we complete the acquisitions of Movea and Trusted Positioning and continue to hire personnel to expand our product offerings and enhance existing products.

(in thousands)	Three Months Ended
	June 29, 2014	June 30, 2013
Research and development	$19,408	$8,114
% of net revenue	29%	15%

Research and development expense for the three months ended June 2014 increased by $11.3 million, or 139%, year-over-year. The increase was primarily attributable to a $3.5 million increase in employee cash compensation and benefits costs due to an increase in the number of employees, a $3.2 million increase in engineering supplies, a $2.4 million increase in stock-based compensation expense due to an increase in the number of employees and a change in estimate of our stock award forfeiture rate, $1.0 million increase in IT and infrastructure expenses, and a $0.7 million increase in outside services. Research and development headcount was 207 at the end of June 2014 and 128 at the end of June 2013. Additions to headcount primarily supported expansion of new product and future technology development activities.

Selling, General and Administrative

Selling, general and administrative expense primarily consists of personnel related expenses (including employee cash compensation and benefits, and stock-based compensation), sales commissions, field application engineering support, travel costs, professional and consulting fees, legal fees, depreciation expense and allocated occupancy costs. We expect selling, general and administrative expenses to increase on an absolute basis in the future as we complete the acquisitions of Movea and Trusted Positioning, hire personnel expand our sales, marketing, finance, legal and other administrative personnel and pay the costs associated with litigation, if any.

(in thousands)	Three Months Ended
	June 29, 2014	June 30, 2013
Selling, general and administrative	$13,918	$9,155
% of net revenue	21%	16%

Selling, general and administrative expense for the three months ended June 2014 increased by $4.8 million, or 52%, year-over-year. The increase was primarily attributable to a $2.0 million increase in stock-based compensation expense due to an increase in the number of employees and a change in estimate of our stock award forfeiture rate, a $1.7 million increase in IT and infrastructure costs, a $1.1 million increase in employee cash compensation and benefits costs due to an increase in the number of employees and a change in estimate of our stock award forfeiture rate, and a $1.0 million increase in outside services. Selling, general and administrative headcount was 137 at the end of June 2014 and 101 at the end of June 2013. Additions to headcount primarily supported expansion of new product and growth in business.

Interest (Expense)

(in thousands)	Three Months Ended
	June 29, 2014	June 30, 2013
Interest (expense)	$(2,584)	$—
% of net revenue	4%	—%

Interest (expense) for the three months ended June 2014 was $2.6 million due to interest expense related to the Convertible Senior Notes issued in the third quarter of fiscal year 2014.

Other Income, Net

(in thousands)	Three Months Ended
	June 29, 2014	June 30, 2013
Other income, net	$181	$80
% of net revenue	—%	—%

Other income, net increased by $0.1 million or 126%, for the three months ended June 2014 compared to the three months ended June 2013. The increase in other income was primarily due to increased interest income of $0.1 million on higher investment balances compared to the three months ended June 2013.

Income Tax Provision

(in thousands)	Three Months Ended
	June 29, 2014	June 30, 2013
Income tax provision	$279	$1,808
% of income before income taxes	6%	15%

For the three months ended June 2014, we recorded an income tax provision of $0.3 million, compared to an income tax provision of $1.8 million for the three months ended June 2013. Our estimated fiscal year 2015 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate partially offset by the unfavorable effects of non-deductible stock-based compensation expense.

Included in our gross unrecognized tax benefits balance of $12.3 million at June 2014 are $9.8 million of tax positions which would affect income tax expense if recognized. As of June 2014, approximately $2.5 million of unrecognized tax benefits would be offset by a change in valuation allowance. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur. As a result, these amounts are not included in the tables above.

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

There have been no material changes to the our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on May 29, 2014.

Liquidity and Capital Resources

As of June 29, 2014, we had $246.2 million of cash, cash equivalents and investments. Although the majority of our sales are generated from a limited number of customers, we expect the number of total customers and the volume of sales to those customers to increase as the markets for our products continue to develop and increase.

We believe our current cash, cash equivalents and investments, along with net cash provided by operating activities, will be sufficient to satisfy our liquidity requirements for the next 12 months. Our liquidity may be negatively impacted as a result of a decline in sales of our products due to a decline in our end markets, decrease in sales of our customers’ products in the market, or adoption of competitors’ products. Additionally, $12.7 million of the $36.4 million of cash and cash equivalents was held by our foreign subsidiaries as of June 29, 2014. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the United States, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our primary uses of cash are to fund operating expenses, purchases of inventory, the acquisition of property and equipment and to pursue strategic investments or acquisitions if opportunities arise. Cash used to fund operating expenses excludes the impact of non-cash items such as depreciation, amortization and stock-based compensation and is impacted by the timing of when we pay these expenses as reflected in the change in our outstanding accounts payable and accrued expenses.

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

The change in cash and cash equivalents for the three months ended June 29, 2014 and June 30, 2013 was as follows:

(in thousands)	Three months Ended
	June 29, 2014	June 30, 2013
Net cash provided by operating activities	$6,686	$6,393
Net cash provided by (used in) investing activities	1,963	(2,941)
Net cash provided by financing activities	1,752	5,929

Net increase in cash and cash equivalents	$10,401	$9,381

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended June 2014 of $6.7 million is primarily due to non-cash expenses of $12.5 million, partially off-set by a net loss of $4.8 million and a net increase in operating assets and liabilities of $0.9 million consisting primarily of increases in “Inventories” of $4.5 million , “Other assets” of $0.7 million, and a decrease in Accounts payable” of $0.2 million partially off-set by a decrease “Prepaid expenses and other current assets” of $1.8 million and a decrease in “Accounts Receivables” of $2.7 million. Non-cash expenses of $12.5 million consisted primarily of depreciation and amortization of $3.0 million and stock-based compensation of $7.6 million and non-cash interest expense of $1.8 million.

The $2.7 million decrease in “Accounts receivable” principally relates to stronger collections in June 2014 compared to March 2014.

The $1.8 million increase in “Prepaid expenses and other current assets” was primarily attributed to reduction in vendor advance and other receivables.

The $4.5 million increase in “Inventories” was attributable to increased production of products to meet future anticipated demand.

Net cash provided by operating activities for the three months ended June 2013 of $6.4 million primarily reflected net income of $10.3 million, and non-cash expenses of $3.5 million, partially off-set by a net increase in operating assets and liabilities of $7.4 million consisting primarily of increases in “Inventories” of $10.0 million , “Accounts receivable” of $1.8 million, “Prepaid expenses and other current assets” of $2.3 million and an decrease in “Accrued liabilities” of $0.4 million, partially off-set by an increase in “Accounts payable” of $6.8 million. Non-cash expenses of $3.5 million consisted primarily of depreciation and amortization of $0.7 million and stock-based compensation of $2.8 million.

Net Cash Provided By (Used In) Investing Activities

Net cash provided by (used in) investing activities in the three months ended June 2014 of $2.0 million primarily reflected the sale and maturity of available-for-sale investments of $10.4 million, partially offset by purchase of property and equipment of $8.4 million.

Net cash used in investing activities in the three months ended June 2013 of $2.9 million primarily reflected the purchase of property and equipment of $3.9 million, and the purchase of available-for-sale investments of $27.5 million, partially off-set by the sale and maturity of available-for-sale investments of $28.5 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the three months ended June 2014 of $1.8 million resulted primarily from proceeds from the issuance of common stock and ESPP purchases.

Net cash provided by financing activities in the three months ended June 2013 of $5.9 million resulted primarily from proceeds from the issuance of common stock of $3.2 million and excess tax benefit from stock-based compensation of $2.7 million.

Off Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 29, 2014, we were not involved in any unconsolidated SPE transactions

Warranties and Indemnification

In connection with the sale of products in the ordinary course of business, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and agree to indemnify customers against third-party claims for such infringement. Further, our certificate of incorporation and bylaws require us to indemnify our officers and directors against any action that may arise out of their services in that capacity. We have not been subject to any material liabilities under such provisions and therefore believe that our exposure for these indemnification obligations is minimal. Accordingly, we have no liabilities recorded for these indemnity agreements as of June 29, 2014.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of June 29, 2014:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Convertible senior notes obligations	$175,000	$—	$—	$175,000	$—
Interest on convertible senior notes obligations	13,289	3,054	5,932	4,303	—
Operating lease obligations	27,637	4,063	9,859	9,773	3,942
Purchase obligations	73,695	73,695	—	—	—

Total contractual obligations	$289,621	$80,812	$15,791	$189,076	$3,942

Convertible senior notes and interest on convertible senior notes obligations relate to the convertible senior notes issued in November 2013. See Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a full description of the convertible senior notes.

Operating leases consist of contractual obligations from agreements for non-cancelable office space.

Purchase obligations consist of the minimum purchase commitments made to contract manufacturers.

Included in our gross unrecognized tax benefits balance of $12.3 million at June 2014 are $9.8 million of tax positions which would affect income tax expense if recognized. As of June 2014, approximately $2.5 million of unrecognized tax benefits would be offset by a change in valuation allowance. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur. As a result, these amounts are not included in the tables above.

Recent Accounting Pronouncements

See Item 1 of Part I, Financial Statements—Note 1— Organization and Summary of Significant Accounting Policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting InvenSense, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended March 30, 2014. Our exposure to market risk has not changed materially since March 30, 2014.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Item 1 of Part I, Financial Statements—Note 4— Commitments and Contingencies.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. The risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014.

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

Dated: August 7, 2014	INVENSENSE, INC.

	By:	/s/ Alan Krock
Alan Krock
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Share Purchase Agreement dated as of July 7, 2014 by and among InvenSense International, Inc., a Cayman Islands corporation, Movea SA, the management of the Movea SA, the executing shareholders and Shareholder Representative Services LLC. (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2014)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 29, 2014 and March 30, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended June 29, 2014 and June 30, 2013, (iii) Condensed Consolidated Statements of Comprehensive Income (loss) for three months ended June 29, 2014 and June 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 29, 2014 and June 30, 2013 and (v) Notes to Condensed Consolidated Financial Statements.