Form 10-Q
period 2014-09-28
InvenSense Inc
filed 2014-10-31
CIK 1294924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2014

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 001-35269

INVENSENSE, INC.

(Exact name of registrant as specified in its charter)

Delaware	01-0789977
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1745 Technology Drive, Suite 200, San Jose, CA 95110

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 24, 2014
Common Stock, $0.001 par value	90,060,000

INVENSENSE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVENSENSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 28, 2014	March 30, 2014
Assets
Current assets:
Cash and cash equivalents	$38,424	$26,025
Short-term investments	86,629	91,307
Accounts receivable	67,045	39,009
Inventories	75,011	73,032
Prepaid expenses and other current assets	21,447	19,587

Total current assets	288,556	248,960
Property and equipment, net	42,397	25,239
Intangible assets, net	47,495	35,360
Goodwill	139,175	50,952
Long-term investments	34,963	128,755
Other assets	7,332	5,469

Total assets	$559,918	$494,735

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,337	$18,964
Accrued liabilities	36,086	14,985

Total current liabilities	64,423	33,949
Long-term debt	139,230	135,583
Other long-term liabilities	28,046	11,375

Total liabilities	231,699	180,907

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value — 20,000 shares authorized, no shares issued and outstanding at September 28, 2014 and March 30, 2014	—	—
Common stock:
Common stock, $0.001 par value — 750,000 shares authorized, 89,756 shares issued and outstanding at September 28, 2014, 88,332 shares issued and outstanding at March 30, 2014	242,010	215,958
Accumulated other comprehensive income (loss)	1	(38)
Retained earnings	86,208	97,908

Total stockholders’ equity	328,219	313,828

Total liabilities and stockholders’ equity	$559,918	$494,735

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net revenue	$90,195	$70,941	$156,876	$126,851
Costs of revenue	58,854	34,364	94,359	60,955

Gross profit	31,341	36,577	62,517	65,896
Operating expenses:
Research and development	21,593	9,810	41,001	17,924
Selling, general and administrative	14,592	11,424	28,510	20,580

Total operating expenses	36,185	21,234	69,511	38,504

Income (loss) from operations	(4,844)	15,343	(6,994)	27,392
Interest expense	(2,620)	—	(5,204)
Other income, net	1,199	210	1,380	291

Income (loss) before income taxes	(6,265)	15,553	(10,818)	27,683
Income tax provision	603	1,945	882	3,753

Net income (loss)	$(6,868)	$13,608	$(11,700)	$23,930

Net income (loss) per share of common stock:
Basic	$(0.08)	$0.16	$(0.13)	$0.28

Diluted	$(0.08)	$0.15	$(0.13)	$0.27

Shares used in computing net income (loss) per share of common stock:
Basic	88,997	86,289	88,650	85,658

Diluted	88,997	89,778	88,650	88,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net income (loss)	$(6,868)	$13,608	$(11,700)	$23,930

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(52)	26	39	91

Comprehensive income (loss)	$(6,920)	$13,634	$(11,661)	$24,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	September 28, 2014	September 29, 2013
Cash flows from operating activities:
Net income (loss)	$(11,700)	$23,930
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,310	1,524
Amortization of intangible assets	2,895	—
Write-off of in-process research and development	770	—
Loss on disposal of property and equipment	326	—
Gain on equity investment	(890)	—
Stock-based compensation expense	14,637	6,177
Deferred income tax assets	25	(5)
Tax effect of employee benefit plan	—	3,231
Excess tax benefit from stock-based compensation	—	(3,231)
Non cash interest expense	3,672	—
Changes in operating assets and liabilities:
Accounts receivable	(27,298)	(5,468)
Inventories	(1,978)	(14,707)
Prepaid expenses and other assets	54	(485)
Other assets	(1,100)	(63)
Accounts payable	5,398	765
Accrued liabilities	8,130	4,789

Net cash provided by (used in) operating activities	(2,749)	16,457

Cash flows from investing activities:
Acquisitions, net of cash acquired	(71,446)	—
Purchase of property and equipment	(17,624)	(9,805)
Sales and maturities of available-for-sale investments	98,528	46,197
Purchase of available-for-sale investments	—	(46,345)

Net cash provided by (used in) investing activities	9,458	(9,953)

Cash flows from financing activities:
Proceeds from the issuance of common stock	5,694	7,611
Repayment of capital leases	(4)	(6)
Excess tax benefit from stock-based compensation	—	3,231

Net cash provided by financing activities	5,690	10,836

Net increase in cash and cash equivalents	12,399	17,340
Cash and cash equivalents:
Beginning of period	26,025	100,843

End of period	$38,424	$118,183

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,429	$—

Cash received (paid) for income taxes	$(186)	$3,329

Noncash investing and financing activities:
Unpaid purchases of property and equipment	$5,681	$1,591

Unpaid contingent consideration from business acquisition	$16,034	$—

Unrealized gain from available-for-sale investments	$2	$109

Proceeds receivable from the exercise of stock options	$81	$24

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

Basis of Consolidation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The functional currency of each of the Company’s subsidiaries is the U.S. dollar. Foreign currency gains or losses are recorded as other income (expense), net, in the condensed consolidated statements of operations.

Fiscal Year

The Company’s fiscal year is a 52 or 53 week period ending on the Sunday closest to March 31. The Company’s most recent fiscal year (“Fiscal 2014”) ended on March 30, 2014 (“March 2014”). The second fiscal quarter in each of the two most recent fiscal years ended on September 28, 2014 (“three months ended September 28, 2014” or “September 2014”) and September 29, 2013 (“three months ended September 29, 2013” or “September 2013”), respectively, and each quarter period included 13 weeks.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Use of Estimates

The preparation of the Company’s Condensed Consolidated Financial Statements and related Notes in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and related Notes and the reported amounts of income and expenses during the reporting period. Significant estimates included in the Consolidated Financial Statements and related Notes include income taxes, inventory valuation, stock-based compensation, loss contingencies, warranty reserves, valuation of acquired assets and contingent consideration, and valuation of convertible senior notes, including the related convertible notes hedges and warrants. These estimates are based upon information available as of the date of the consolidated financial statements, and actual results could differ from those estimates.

Concentration of Credit Risk

At September 28, 2014, two customers accounted for 55% and 12% of accounts receivable. At March 30, 2014, three customers accounted for 28%, 19% and 19% of accounts receivable.

For the three months ended September 28, 2014, two customers accounted for 29% and 26% of net revenue. For the six months ended September 28, 2014, three customers accounted for 30%, 17% and 10% of net revenue. For the three months ended September 29, 2013, two customers accounted for 36% and 14% of net revenue. For the six months ended September 29, 2013, one customer accounted for 31% of net revenue.

Warranty

The Company’s warranty agreements are contract and component specific and can be for a period of up to three years after shipment for selected components. The accrual includes management’s judgment regarding anticipated rates of warranty claims and associated repair costs. The following table summarizes the activity related to product warranty liability during the six months ended September 28, 2014 and September 29, 2013:

	Six Months Ended
	September 28, 2014	September 29, 2013
	(in thousands)
Beginning balance	$80	$123
Provision for warranty	103	197
Adjustments related to changes in estimate	(96)	(203)
Less: actual warranty costs	(15)	(16)

Ending balance	$72	$101

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(in thousands, except per share data)
Numerator:
Basic and Diluted
Net income (loss)	$(6,868)	$13,608	$(11,700)	$23,930

Denominator:
Basic shares:
Weighted-average shares used in computing basic net income (loss) per share	88,997	86,289	88,650	85,658

Diluted shares:
Weighted-average shares used in computing basic net income (loss) per share	88,997	86,289	88,650	85,658
Effect of potentially dilutive securities:
Stock options and unvested restricted stock	—	3,405	—	3,101
Common stock warrants	—	84	—	82

Weighted-average shares used in computing diluted net income (loss) per share	88,997	89,778	88,650	88,841

Net income (loss) per share
Basic	$(0.08)	$0.16	$(0.13)	$0.28
Diluted	$(0.08)	$0.15	$(0.13)	$0.27

The following summarizes the potentially dilutive securities outstanding at the end of each period that were excluded from the computation of diluted net income (loss) per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(in thousands)
Employee stock options	8,665	1,644	8,635	4,418
Unvested restricted stock units	3,660	250	3,537	589

Total antidilutive securities	12,325	1,894	12,172	5,007

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

2. Cash Equivalents and Available-for-sale Investments, and Fair Value of Financial Instruments

At September 28, 2014, of the $38.4 million of the Company’s cash and cash equivalents, $35.3 million was cash and $3.1 million was cash equivalents invested in money market funds and commercial paper. At September 28, 2014, $34.7 million of the $38.4 million of cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the United States, the Company would be required to accrue and pay U.S. taxes to repatriate these funds. However, the Company’s intent is to indefinitely reinvest these funds outside of the United States, and the Company’s current plans for the foreseeable future do not demonstrate a need to repatriate them to fund U.S. operations. Additionally, as of September 28, 2014, the Company had short-term available-for-sale investments of $86.6 million and long-term available-for-sale investments of $35.0 million totaling $121.6 million. Long-term investments as of September 28, 2014 of $35.0 million had scheduled maturities between one and two years from the balance sheet date.

At March 30, 2014, of the $26.0 million of the Company’s cash and cash equivalents, $15.3 million was cash and $10.7 million was cash equivalents invested in money market funds. At March 30, 2014, $9.8 million of the $26.0 million of cash and cash equivalents were held by our foreign subsidiaries. As of March 30, 2014, the Company had short-term available-for-sale investments of $91.3 million and long-term available-for-sale investments of $128.8 million totaling $220.1 million which was held in the US entity. Long-term investments as of March 30, 2014 of $128.8 million had scheduled maturities between one and two years from the balance sheet date.

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

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 — Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

Level 3 — Unobservable inputs in which there is little or no market data, and as a result, prices or valuation techniques are employed that require inputs that are significant to the fair value measurement.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair value measurements at each reporting date were as follows:

September 28, 2014:

Assets and liabilities measured at fair value on a recurring basis were presented in the Company’s condensed consolidated balance sheet as of September 28, 2014.

	September 28, 2014 Balance	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3
	(in thousands)
Assets
Money Market Funds	$3,151	$3,151	$—	$—
Corporate Notes and Bonds	117,448	—	117,448	—
Municipal Notes and Bonds	1,644	—	1,644	—
U.S. Agency Securities	2,500	—	2,500	—

Total investments	$124,743	$3,151	$121,592	$—

Liabilities
Contingent consideration	$16,034			$16,034

Assets
Cash equivalents	$3,151	$3,151	$—	$—
Short-term investments	86,629	—	86,629	—
Long-term investments	34,963	—	34,963	—

Total investments	$124,743	$3,151	$121,592	$—

Liabilities
Accrued liabilities	$13,308			$13,308
Long-term liabilities	2,726			2,726

Total contingent consideration	$16,034	$—	$—	$16,034

	September 28, 2014 Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	September 28, 2014 Estimated FMV
Corporate Notes and Bonds	$117,449	$38	$(39)	$117,448
Municipal Notes and Bonds	1,642	2	—	1,644
U.S. Agency Securities	2,500	—	—	2,500

Total Available-for-sale investments	$121,591	$40	$(39)	$121,592

Cash equivalents				3,151

Total Aggregate Fair Value				$124,743

Level 1 and 2 financial assets:

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Level 3 financial liabilities:

The following table provides a summary of changes in fair value of the Company’s contingent consideration categorized as Level 3 for the six months ended September 28, 2014:

Six Months Ended
September 28, 2014
(in thousands)
Beginning balance	$—
Add: Contingent consideration in connection with acquisitions	16,034

Ending balance	$16,034

Contingent consideration on acquired businesses (See Note 8) was measured at fair value using Level 3 inputs as defined in the fair value hierarchy. The following table presents certain information about the significant unobservable inputs used in the fair value measurement for the contingent consideration measured at fair value on a recurring basis using significant unobservable inputs:

Description	Valuation Techniques	Significant Unobservable Inputs
Liabilities: Contingent consideration	Present value of a Probability Weighted Earn-out model using an appropriate discount rate.	Estimate of meeting the milestones.

An increase in the estimate of probability of meeting the milestones could result in a significantly higher estimated fair value of the contingent consideration liability. Alternatively, a decrease in the estimate of probability of meeting the milestones could result in a significantly lower estimated fair value of contingent consideration liability.

The fair value of contingent consideration was derived from a probability weighted earn-out model of future contingent payments. The cash payments are expected to be made upon meeting the milestones (See Note 8). The valuation of the contingent consideration was based on a collaborative effort of the Company’s engineering and finance departments, and third party valuation experts. The estimate of meeting the milestones and discount rates will be reviewed quarterly and updated as and when necessary. Potential valuation adjustments will be made to adjust the contingent consideration payments. These adjustments will be recorded in the statements of operations.

There were no transfers of assets measured at fair value between Level 1 and Level 2 during the six months ended September 28, 2014.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 30, 2014:

Assets measured at fair value on a recurring basis were presented in the Company’s consolidated balance sheet as of March 30, 2014.

	March 30, 2014 Balance	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3
	(in thousands)
Money Market Funds	$10,657	$10,657	$—		$—
Corporate Notes and Bonds	204,683	—	204,683		—
Municipal Notes and Bonds	3,895	—	3,895		—
Commercial Paper	8,988	—	8,988		—
U.S. Agency Securities	2,496	—	2,496		—

Total	$230,719	$10,657	$220,062		$—

Cash equivalents	$10,657	$10,657	$—		$—
Short-term investments	91,307	—	91,307		—
Long-term investments	128,755	—	128,755		—

Total	$230,719	$10,657	$220,062	$

	March 30, 2014 Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	March 30, 2014 Estimated FMV
	(in thousands)
Corporate Notes and Bonds	$204,747	$—	$(64)	$204,683
Municipal Notes and Bonds	3,888	7	—	3,895
Commercial Paper	8,986	2	—	8,988
U.S. Agency Securities	2,500	—	(4)	2,496

Total Available-for-sale investments	$220,121	$9	$(68)	$220,062

Cash equivalents				10,657

Total Aggregate Fair Value				$230,719

There were no transfers of assets measured at fair value between Level 1 and Level 2 during Fiscal 2014.

3. Balance Sheet Details

Inventories

Inventories at September 28, 2014 and March 30, 2014 consist of the following:

	September 28, 2014	March 30, 2014,
	(in thousands)
Work in process	$55,258	$58,641
Finished goods	19,753	14,391

Total inventories	$75,011	$73,032

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at September 28, 2014 and March 30, 2014 consist of the following:

	September 28, 2014	March 30, 2014
	(in thousands)
Prepaid expenses	$3,375	$3,495
Income tax receivable	8,712	5,932
Other receivables	5,076	5,356
Deferred tax assets	2,508	2,487
Advance to vendors	414	1,026
Other current assets	1,362	1,291

Total prepaid expenses and other current assets	$21,447	$19,587

Property and Equipment

Property and equipment at September 28, 2014 and March 30, 2014 consist of the following:

	September 28, 2014	March 30, 2014,
	(in thousands)
Production and lab equipment	$34,183	$25,890
Computer equipment and software	5,505	4,335
Equipment under construction	12,055	2,298
Leasehold improvements and furniture and fixtures	5,944	3,918

Subtotal	57,687	36,441
Accumulated depreciation and amortization	(15,290)	(11,202)

Property and equipment — net	$42,397	$25,239

Depreciation expense for the three and six months ended September 28, 2014 was $2.6 million and $4.3 million, respectively. Depreciation expense for the three and six months ended September 29, 2013 was $0.8 million and $1.5 million, respectively. Equipment under construction consists primarily of production and lab equipment. Equipment under construction is not subject to depreciation until it is available for its intended use. All of the equipment under construction is expected to be completed and placed in service by the end of fiscal 2015.

Accrued Liabilities

Accrued liabilities at September 28, 2014 and March 30, 2014 consist of the following:

	September 28, 2014	March 30, 2014,
	(in thousands)
Contingent consideration	$13,349	$—
Payroll-related expenses	7,103	4,207
Bonuses	3,194	3,019
Legal fees	1,139	2,527
Accrued contractual coupon interest payable on convertible senior notes	1,256	1,158
Deferred revenue	954	800
Income tax payable	177	117
Other accrued liabilities	8,914	3,157

Total accrued liabilities	$36,086	$14,985

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Commitments and Contingencies

Operating Lease Obligations

The Company has non-cancelable operating leases for its facilities through fiscal year 2020.

Future minimum lease payments under operating leases as of September 28, 2014 are as follows:

Amount
(in thousands)
Fiscal Years Ending:
2015 (remainder)	$2,340
2016	5,878
2017	5,970
2018	5,877
2019	5,991
Beyond	6,133

Total	$32,189

The Company’s lease agreements provide for rental payments which have certain lease incentives and graduated rental payments. As a result, the rent expense is recognized on a straight-line basis over the term of the lease. The Company’s rental expense under operating leases was approximately $1.2 million and $2.3 million for the three and six months ended September 28, 2014, respectively. The Company’s rental expense under operating leases was approximately $1.2 million and $1.8 million for the three and six months ended September 29, 2013, respectively.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company used and plans to use the net proceeds of approximately $169.3 million from the offering of the Notes (after the issuance costs) for general corporate purposes, including to replace cash used for business acquisitions (see Note 8), for the cost of the Note hedge transactions (see below) and for capital expenditures and working capital. However, the Company has not designated with certainty all of the particular uses for the net proceeds from the Notes.

The Company separately accounts for the liability and equity components of the Notes. The initial debt component of the Notes was valued at $135.7 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 7.3%, with the equity component representing the residual amount of the proceeds of $39.3 million which was recorded as a debt discount. The issuance costs were allocated pro-rata based on the relative initial carrying amounts of the debt and equity components, including the Note hedges and warrants transactions described below. As a result, $2.5 million of the issuance costs was allocated to the equity component of the Notes, $3.0 million of issuance costs paid to the initial purchaser was accounted for as a debt discount and $0.25 million of the issuance costs was classified as other non-current assets. The debt discount and the issuance costs allocated to the debt component are amortized as additional interest expense over the term of the Notes using the effective interest method. As of September 28, 2014 the remaining amortization period of the debt discount and the issuance costs is 4.1 years. The effective interest rate of the Notes is 7.84% per annum (1.75% coupon rate plus 6.09% of non-cash accretion expense).

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Note Hedges — On November 6 and 7, 2013, the Company purchased call options from a counterparty for an aggregate price of approximately $39.1 million, which gives the Company the right to buy from the counterparty up to approximately 8.0 million shares of the Company’s common stock at a price of $21.89 per share, subject to adjustments. The Note Hedge is exercisable upon conversion of the Note for a number of shares equal to the product of 0.045683 and amount of the converted Note. Upon exercise of the Note Hedge the Company will receive from the counterparty cash, shares of Company’s common stock, or a combination thereof, equal to the amount by which the market price per share of the Company’s common stock exceeds $21.89 during the applicable valuation period. By the Note Hedge terms the Company will receive cash and shares in a combination that offsets share dilution caused by conversion of the Note.

Warrants — On November 6 and 7, 2013, the Company sold call options to the same counterparty for approximately $25.6 million, which gives the counterparty the right to buy from the Company up to approximately 8.0 million shares of the Company’s common stock at an exercise price of $28.66 per share, subject to adjustments, on a series of days commencing on February 1, 2019 and ending May 13, 2019. Upon exercise of the Warrants, the Company has the option to deliver cash or shares of its common stock equal to the difference between the market price on the exercise date and the strike price of the warrants. Upon exercise of the Warrants, the Company will pay to the Initial Purchaser cash, shares of Company’s common stock, or a combination thereof (at the Company’s choice), equal to the amount by which the market price per share of the Company’s common stock exceeds $28.66 during the applicable valuation period.

The Note Hedges and Warrants above are classified in stockholders’ equity in the Company’s consolidated balance sheets.

The following table summarizes the principal amounts and related unamortized discount on the Notes:

September 28, 2014
(in thousands)
Principal amount of the Notes	$175,000
Unamortized discount on the Notes	35,770

Net carrying value	$139,230

The following table presents the amount of interest expense recognized related to the Notes for the three and six months ended September 28, 2014:

	Three Months Ended	Six Months Ended
	September 28, 2014	September 28, 2014
	(in thousands)
Contractual coupon interest expense	$764	$1,532
Accretion of debt discount	1,843	3,647
Amortization of debt issuance costs	13	25

Total interest expense related to the Notes	$2,620	$5,204

As of September 28, 2014, our aggregate future principal debt maturities are as follows (in thousands):

Fiscal Year	September 28, 2014
(in thousands)
2015-2018	$—
2019	175,000

Total	$175,000

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The convertible notes issued by the Company in November 2013 are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market each period. The approximate fair value of the convertible notes as of September 28, 2014 was $195.4 million. The fair value of the convertible notes was determined using quoted market prices for similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

6. Stockholders’ Equity

Stock Plans

In July 2011, the Company’s Board of Directors and its stockholders approved the establishment of the 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provides for annual increases in the number of shares available for issuance there under on the first business day of each fiscal year, beginning with the Company’s fiscal year following the year of this offering, equal to four percent (4%) of the number of shares of the Company’s common stock outstanding as of such date, which resulted in an annual increase of 3.5 million shares for fiscal year 2015.

Under the Company’s 2004 Stock Incentive Plan and 2011 Stock Incentive Plan (the “Plans”), the Board of Directors may grant either incentive stock options, nonqualified stock options, or stock awards to eligible persons, including employees, nonemployees, members of the Board of Directors, consultants and other independent advisors who provide services to the Company.

Incentive stock options may only be granted to employees and at an exercise price of no less than 100% of fair value on the date of grant. Nonqualified stock options may be granted at an exercise price of no less than 100% of fair value on the date of grant. For owners of more than 10% of the Company’s common stock, options may only be granted for an exercise price of not less than 110% of fair value, and these options generally expire 10 years from the date of grant. Stock options may be exercisable immediately but are subject to repurchase. Stock options vest over the period determined by the Board of Directors, generally four years.

Stock option activities of the Company under the Plans are as follows (in thousands, except per share amounts):

	Options Available for Grant	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding — March 30, 2014	12,595	8,276	$10.37	7.87	$102,072
Increase to stock option pool	3,533	—	—
Options granted (weighted-average fair value of $7.33 per share)	(1,500)	1,500	20.19
Exercised options		(825)	6.49
Cancelled options	214	(214)	12.47

Outstanding — September 28, 2014	14,842	8,737	$12.37	7.85	$68,491

Vested and expected to vest — September 28, 2014		7,404	$11.74	7.67	$62,434
Exercisable — September 28, 2014		3,224	$8.68	6.76	$36,299

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Valuation of Stock-Based Awards

The Company applies the provisions of ASC 718-10 “Compensation — Stock Compensation” which establishes the accounting for stock-based awards based on the fair value of the award measured at grant date. Accordingly, stock-based compensation cost is recognized in the condensed consolidated statements of operations as a component of both cost of revenues and operating expenses over the requisite service period. ASC 718-10 requires tax benefits in excess of compensation cost to be reported as a financing cash flow rather than as a reduction of taxes paid. The determination of the fair value of stock-based payment awards on the date of grant using the Black-Scholes option pricing model is affected by the volatilities of a peer group of companies based on industry, stage of life cycle, size and financial leverage, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Variables to be determined include expected volatility, estimated term and risk-free interest rate.

The aggregate intrinsic value of the stock options exercised during the three and six months ended September 28, 2014 was $11.2 million and $14.1 million respectively. The aggregate intrinsic value of the stock options exercised during the three and six months ended September 29, 2013 was $11.3 million and $22.8 million respectively. The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the estimated fair market value of the underlying common stock at the date of exercise.

The number of options expected to vest takes into account an estimate of expected forfeitures. The remaining unamortized stock-based compensation expense, reduced for estimated forfeitures and related to non-vested options, was $18.3 million, and $20.7 million at September 28, 2014 and September 29, 2013, respectively, and will be amortized over a weighted-average remaining period of approximately 2.6 and 3.1 years, respectively. Total unrecognized expense will be adjusted for future changes in estimated forfeitures.

The Company used the following weighted-average assumptions in determining stock-based compensation expense for options granted in the three and six months ended September 28, 2014 and September 29, 2013.

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Dividend rate	0%	0%	0%	0%
Risk-free interest rate	1.5%	1.5%	1.4%	1.2%
Expected life (in years)	4.6	4.7	4.5	4.7
Expected volatility	41.4%	41.9%	41.7%	41.7%

Restricted Stock Units and Restricted Stock

Restricted stock unit and restricted stock activity of the Company under the Plans are as follows:

Restricted stock units and restricted stock activities	Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands, except per share amount)
Unvested at March 30, 2014	3,325	$16.63
Granted	1,048	21.84
Released	(378)	13.93
Forfeited	(99)	16.64

Unvested at September 28, 2014	3,896	$18.29

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted stock units and restricted stock granted to employees are generally subject to the employee’s continued service to the Company over that period. The fair value of restricted stock units and restricted stock is determined using the fair value of the Company’s common stock on the date of the grant. Compensation expense is generally recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. At September 28, 2014, there was approximately $43.6 million of total unrecognized compensation cost related to restricted stock units and restricted stock, which the Company expects to recognize over a weighted-average period of 3.2 years. The weighted-average grant-date fair value per share of restricted stock units and restricted stock awarded in the six months ended September 28, 2014 and September 29, 2013 was $21.84 and $14.69, respectively.

Common Stock

As of September 28, 2014 and March 30, 2014, common stock reserved for future issuance was as follows:

Common stock reserved for issuance	September 2014	March 2014,
	(in thousands)
Stock plans
Outstanding stock options	8,737	8,276
Outstanding restricted stock units and restricted stocks	3,896	3,325
Reserved for future equity incentive grants	10,995	9,697

	23,628	21,298
Purchase plan	339	400
Warrants to purchase common stock	8,000	7,995

Total common stock reserved for future issuances	31,967	29,693

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

An aggregate of 400,000 shares of common stock were reserved for issuance to employees under the Purchase Plan. As of September 28, 2014, 61,000 shares had been purchased.

Stock-Based Compensation Expense

Total employee stock-based compensation costs for the Company’s stock plans for the three and six months ended September 28, 2014 and September 29, 2013 are as follows:

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(in thousands)
Cost of revenue	$654	$259	$1,311	$495
Research and development	3,197	1,204	6,715	2,277
Selling, general and administrative	3,151	1,897	6,611	3,405

Total stock-based compensation expense	$7,002	$3,360	$14,637	$6,177

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Income Taxes

In the three and six months ended September 28, 2014, the Company recorded an income tax provision of $0.6 million and $0.9 million respectively. In the three and six months ended September 30, 2013, the Company recorded an income tax provision of $1.9 million and $3.8 million respectively. The Company’s estimated 2015 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate partially offset by the unfavorable effects of non-deductible stock-based compensation expense.

The Company files U.S. federal income tax returns as well as income tax returns in California, Massachusetts and various foreign jurisdictions. The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of September 28, 2014 because such earnings are to be reinvested indefinitely.

The Company has recorded $10.5 million of uncertain tax positions within “Other long-term liabilities” on the condensed consolidated balance sheet as at September 28, 2014. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next twelve months. While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, the Company’s provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

The Company’s tax year from 2003 and onwards could be subject to examinations by tax authorities in one or more tax jurisdictions. The Internal Revenue Service (the “IRS”) is currently examining the fiscal years 2011 through 2013. In addition, the Company is subject to audits by state, local, and foreign tax authorities. Management believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

8. Business Combination

Movea S.A

On July 22, 2014, the Company acquired 100% equity interest of Movea, a company formed under the laws of France, and a leading provider of software for ultra-low power location, activity tracking and context sensing. The acquisition of Movea further scales the Company’s leadership in motion software.

The Company paid $60.9 million in cash as consideration for the acquisition and could pay an additional $13.0 million in cash contingent upon the achievement of certain milestones within one year of the acquisition.

In addition, the Company, under its 2011 Stock Incentive Plan granted restricted stock units (RSU), with a fair value of $6.6 million, to certain Movea employees. The RSUs will vest over a 5 year requisite service period.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below is a summary of the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed in connection with the acquisition of Movea (in thousands):

Cash consideration	$60,900
Contingent consideration	8,400

$69,300

Preliminary allocation of purchase price:
Current assets	$3,082
Fixed assets	209
Other non-current assets	592
Developed technology	7,200
Goodwill	68,330
Current liabilities	(5,016)
Long-term liabilities	(5,097)

Total preliminary purchase price	$69,300

The purchase price includes contingent considerations of (i) $8.0 million payable in cash to the former Movea shareholders upon a design win with a major smartphone manufacturer within one year of closing date, and (ii) $5.0 million payable in cash to the former Movea shareholders upon a specific product development milestone by December 2014. The fair value of the contingent consideration of $8.4 million was derived from a probability weighted earn-out model of future contingent payments.

The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired and, as a result, the Company recorded goodwill in connection with this transaction. The acquisition will provide assembled workforce and synergy with other of the Company’s offerings. These factors primarily contributed to a purchase price that resulted in goodwill.

The following table presents certain information on acquired identifiable intangible assets related to the Movea acquisition:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)
Developed technology	$7,200	5

The fair value of developed technology was determined using a cost approach, which includes an estimate of time and expenses required to recreate the intangible asset. The fair value of developed technology was capitalized as of the acquisition date and will be amortized using a straight-line method to cost of revenue over the estimated useful life of 5 years.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of InvenSense and Movea as if the acquisition had occurred as of the beginning of fiscal 2014:

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013
Net revenue	$90,368	$71,603	$157,550	$128,274
Net income (loss)	$(7,305)	$11,307	$(14,717)	$19,255

The unaudited pro forma financial information should not be taken as representative of our future consolidated results of operations or financial condition.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Trusted Positioning, Inc.

On August 29, 2014, the Company completed the acquisition of Trusted Positioning, Inc., (“TPI”), a Canadian corporation, which is an indoor/outdoor positioning software company with the vision to provide ‘Positioning Everywhere’. The acquisition of TPI, particularly its advanced location tracking software, strengthens the Company’s position as a provider of intelligent sensor System on Chips (SoC) for the fast growing mobile market.

The Company’s acquisition of TPI was completed through a step acquisition. In fiscal 2014, the Company made investments totaling $0.3 million to own approximately 4.57% of TPI’s outstanding common stock. On August 29, 2014, the Company purchased the remaining outstanding common stock of TPI for a total consideration of $26.1 million. The total purchase price, as presented in the table below, consists of (i) cash of $11.5 million (ii) issuance of 236,000 shares of the Company’s common stock with a fair value of $5.7 million (iii) contingent considerations with a combined fair value of $7.6 million payable upon TPI’s achievement of certain product development milestones, and (iv) initial investments with a fair value of $1.2 million.

In addition, the Company, under its 2011 Stock Incentive Plan, granted equity awards (restricted stock units and stock options), to certain TPI employees with an aggregate fair value of $5.0 million. The equity awards will vest over a 5 year requisite service period.

The table below is a summary of the preliminary purchase price allocation for the 100% equity interest of the fair value of assets acquired and liabilities assumed in connection with the acquisition of TPI (in thousands):

Cash consideration	$11,499
Issuance of common stock	5,703
Contingent consideration	7,634
Fair value of previously held 4.57% equity interest	1,215

$26,051

Preliminary allocation of purchase price:
Current assets	$512
Fixed assets	50
Other non-current assets	546
Developed technology	8,600
Goodwill	19,893
Current liabilities	(1,247)
Long-term liabilities	(2,303)

Total preliminary purchase price	$26,051

The purchase price includes contingent consideration comprised of (i) $5 million payable upon a design win within one year of acquisition, (ii) $3 million payable upon achieving a development milestone by December 2014, (iii) $2 million payable upon successful development of cloud application within two years of acquisition and (iv) $2 million upon first deployment of cloud application which is expected within one year of successful development of cloud application. The contingent considerations, which was derived from a probability weighted earn-out model of future contingent payments, have a combined fair value of $7.6 million, of which $4.9 million was recorded in accrued liabilities and $2.7 million was recorded in other long-term liabilities.

The following table presents certain information on acquired identifiable intangible assets related to the TPI acquisition:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)
Developed technology	$8,600	5

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of developed technology was determined using a cost approach, which includes an estimate of time and expenses required to recreate the intangible asset. The fair value of developed technology was capitalized as of the acquisition date and will be amortized using a straight-line method to cost of revenue over the estimated useful life of 5 years.

In connection with the acquisition of TPI, the Company recorded a non-cash gain of approximately $0.9 million resulting from the difference between carrying value of its initial investments in TPI of $0.3 million and fair value of such investments of $1.2 million, as of the acquisition date. This non-cash gain is recorded in “Other income, net” on the Condensed Consolidated Statement of Operations.

MEMS Microphone Business of Analog Devices, Inc.

In the third quarter of fiscal 2014, the Company acquired certain assets relating to Analog Devices, Inc. (“ADI”) MEMS microphone business for a purchase price of $100 million in cash, of which the Company is entitled to certain contingent future expense reimbursements of approximately $2.2 million. The Company also agreed to a contingent cash payment of up to $70.0 million payable upon the achievement of certain revenue performance targets within one year of the transaction close date. Due to a low probability of achieving the revenue targets, the fair value of the contingent consideration is estimated to be zero in the purchase price allocation described below. ADI licensed certain technology related to the MEMS microphone business to the Company on a royalty-free, worldwide basis, and provides certain transition services to the Company following the closing.

The strategic rationale for the acquisition was to accelerate the Company’s audio roadmap and complement its current MEMS System on Chip product offerings at existing mobile, gaming and wearable device customers, while gaining entry into new markets. The acquisition expands the Company’s patent portfolio and existing tier one customer base, which includes major OEM brands worldwide.

The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows:

Total Amount
(in thousands)
Inventories	$5,107
Property and equipment, net	4,339
Intangible assets:
Developed technology	28,520
In-Process Research & Development	7,330
Customer Relationships	1,560
Goodwill	50,952

Total assets acquired	$97,808

Total purchase price (net of $2.2 million of contingent expense reimbursements)	97,808

The fair value of intangible assets of $37.4 million has been allocated to the following three asset categories: 1) developed technology, 2) in-process research & development and 3) customer relationships. Developed technology and customer relationships are amortized on a straight line basis over the estimated useful life of the assets.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents certain information on acquired identifiable intangible assets related to the ADI acquisition:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)
Developed technology	$28,520	6
Customer relationships	$1,560	7

The amounts of revenue and earnings of the Microphone Product Line since the acquisition date included in the consolidated statements of operations for the current reporting periods have not been presented because the impact was not material to the Company’s consolidated results of operations.

9. Goodwill and Purchased Intangible Assets

Purchased intangible assets subject to amortization consist primarily of developed technology and customer relationships and are reported net of accumulated amortization. Developed technology and customer relationships are amortized on a straight line basis over the estimated useful life of the assets. In-process research and development is assessed for impairment until the development is completed and products are available for sale. The Company expects to complete the in-process research and development projects at various dates during fiscal year 2015 at which time amortization will commence. During the three months ended September 28, 2014, the Company recorded $0.8 million of impairment on in-process research and development on one of the ADI acquisition projects.

The following table summarizes the activity related to the carrying value of goodwill (in thousands):

Balance as of March 30, 2014	$50,952
Goodwill recorded in connection with the acquisition of Movea S.A	68,330
Goodwill recorded in connection with the acquisition of Trusted Positioning, Inc.	19,893

Balance as of September 28, 2014	$139,175

Amortization for purchased intangible assets for the three months and six months ended September 28, 2014 was approximately $1.6 million and $2.9 million respectively. The following table represents intangible assets and accumulated amortization:

	September 2014
	(in thousands)
	Gross	Accumulated Amortization	Net
Developed technology	$44,320	$4,741	$39,579
Customer relationships	1,560	204	1,356

Total intangible assets subject to amortization	$45,880	$4,945	$40,935

	March 2014
	(in thousands)
	Gross	Accumulated Amortization	Net
Developed technology	$28,520	$1,980	$26,540
Customer relationships	1,560	93	1,467

Total intangible assets subject to amortization	$30,080	$2,073	$28,007

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated future amortization expense related to intangible assets at September 28, 2014 is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2015 (remaining 6 months)	$4,068
2016	8,136
2017	8,136
2018	8,136
2019	8,136
Thereafter	4,323

Total	$40,935

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

Overview

Business Overview

We are the pioneer and a global market leader in devices for the motion interface market that detect and track an object’s motion in three-dimensional space. We entered the audio sensor (microphone) markets through the acquisition of the MEMS Microphone product line of Analog Devices, Inc., in fiscal 2014. In the second quarter of fiscal 2015, we acquired Movea, a leading provider of software for ultra-low power location, activity tracking and context sensing and Trusted Positioning, Inc. (TPI), an indoor/outdoor positioning software company.

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

Net Revenue

We derive our net revenue from sales of our MotionTracking and audio devices. We primarily sell our products through our worldwide sales organization to manufacturers of consumer electronics devices from whom we have secured a design win. These manufacturers of consumer electronics devices are categorized as our customers. The sale may be executed directly with the manufacturer or via the manufacturer’s supply chain to their designated contract manufacturer. We also sell our products through an indirect channel of distributors that fulfill orders for our products from manufacturers of consumer electronics devices, original design manufacturers and contract manufacturers.

	Three Months Ended		Six Months Ended
(in thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net revenue	$90,195	$70,941	$156,876	$126,851

Net revenue increased by $19.3 million, or 27% in the second quarter of fiscal 2015 and increased by $30.0 million, or 24%, in the first half of fiscal 2015 compared to the corresponding periods of fiscal 2014. The increases in net revenue were primarily due to higher volume shipments, partially offset by lower per unit average selling prices. Total unit shipments increased by 59% and 54% in the three and six months ended September 28, 2014, respectively. Our overall average unit selling price for the three and six months ended September 28, 2014 decreased 20% as a result of the change in our product mix and declines in average selling prices. We expect a continued trend of declining unit average selling prices for our products during their life cycles.

For the three months ended September 28, 2014, two customers each accounted for 29% (Samsung) and 26% (Apple) of total net revenue. For the six months ended September 28, 2014, three customers each accounted for 30% (Samsung), 17% (Apple) and 10% (LG) of total net revenue. For the three months ended September 29, 2013, two customers each accounted for 36% (Samsung) and 14% (Nintendo) of total net revenue. For the six months ended September 29, 2013, one customer accounted for 31% (Samsung) of total net revenue.

Net Revenue by Target End Market

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(in thousands)
Smartphone and tablet devices	$71,712	$50,950	$125,023	$93,921
% of net revenue	80%	72%	80%	74%
Gaming	$4,908	$9,647	$5,799	$11,607
% of net revenue	5%	13%	4%	9%
Optical image stabilization and other	$13,575	$10,344	$26,054	$21,323
% of net revenue	15%	15%	16%	17%

Net revenue growth and contribution to total net revenue for the smartphone/tablet end market in the second quarter and the first half of fiscal 2015 reflects expansion of the smartphone portion of the handset market as well as growth in the market for tablet computing devices. The growth in the market for Optical image stabilization and other devices reflects increased adoption of our technologies in those devices during that time period. The net revenue decline and contribution to total net revenue for the gaming end market in the second quarter and the first half of fiscal 2015 reflects a declining consumer market for console gaming and shift to mobile device and online gaming during that time period.

Net Revenue by Geographic Region

	Three Months Ended		Six Months Ended
Region	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

	(in thousands)
Korea	$35,058	$30,503	$63,970	$50,365
United States	29,622	8,755	37,452	14,974
China	12,546	6,366	29,906	12,218
Japan	5,939	15,533	9,733	31,077
Taiwan	5,185	8,871	12,795	13,059
Rest of world	1,845	913	3,020	5,158

	$90,195	$70,941	$156,876	$126,851

We report revenue by geographic region based upon the location of the headquarters of our customers. We primarily sell our products directly to customers and distributors in Asia and North America. We believe that a significant portion of our net revenue will continue to come from sales to customers located in Asia, where most of the manufacturers of consumer electronics devices that use and may in the future use our products are located. As a result of this regional customer concentration, we may be subject to economic and political events and other developments that impact our customers in Asia. For more information, see the section titled “Risk Factors — Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business”, referred to under Item 1A of Part I in our Annual Report on Form 10-K filed on May 29, 2014 with the SEC.

Gross Profit and Gross Margin

Gross profit is the difference between net revenue and cost of revenue and gross margin is gross profit as a percentage of sales.

	Three Months Ended		Six Months Ended
(in thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

Gross profit	$31,341	$36,577	$62,517	$65,896
% of net revenue	35%	52%	40%	52%

Gross profit decreased by $5.2 million, or 14%, in the second quarter of fiscal 2015 and decreased by $3.4 million, or 5%, in the first half of fiscal 2015 compared to corresponding periods of fiscal 2014. In the second quarter and in the first half of fiscal 2015, gross profit as a percentage of sales, or gross margin, decreased significantly due to a $7.4 million inventory charge largely related to excess and obsolete inventories and a shift in revenue mix towards lower margin, high volume customers.

We expect gross margins to fluctuate during future periods due to changes in product mix, average unit selling prices, manufacturing costs, manufacturing yields, amortization of acquired intangible assets, levels of inventory valuation and excess reserves recorded, if any, and levels of product demand.

Research and Development

Research and development expense primarily consists of personnel related expenses (including employee cash compensation and benefits, and stock-based compensation), intellectual property license costs, reference design development costs, development testing and evaluation costs, depreciation expense and allocated occupancy costs. Research and development activities include the design of new products, refinement of existing products and processes and design of test methodologies, including hardware and software to ensure compliance with required specifications. All research and development costs are expensed as incurred. We expect our research and development expenses to increase, in absolute dollar terms, to expand our product offerings and enhance existing products.

	Three Months Ended		Six Months Ended
(in thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Research and development	$21,593	$9,810	$41,001	$17,924
% of net revenue	24%	14%	26%	14%

Research and development expense increased by $11.8 million, or 120%, in the second quarter of fiscal 2015 compared to the corresponding period of fiscal 2014. The increase in research and development expense were primarily attributable to a $4.8 million increase in employee cash compensation and benefits costs due to an increase in the number of employees, a $2.3 million increase in engineering supplies, a $2.0 million increase in stock-based compensation expense due to an increase in the number of employees, $0.9 million increase in IT and infrastructure expenses, and a $1.1 million increase in outside services.

Research and development expense increased by $23.1 million, or 129%, in the first half of fiscal 2015 compared to the corresponding period of fiscal 2014. The increase in research and development expense was primarily attributable to a $8.3 million increase in employee cash compensation and benefits costs due to an increase in the number of employees, a $5.4 million increase in engineering supplies, a $4.4 million increase in stock-based compensation expense due to an increase in the number of employees, $2.0 million increase in IT and infrastructure expenses, and a $1.8 million increase in outside services.

Selling, General and Administrative

Selling, general and administrative expense primarily consists of personnel related expenses (including employee cash compensation and benefits, and stock-based compensation), sales commissions, field application engineering support, travel costs, professional and consulting fees, legal fees, depreciation expense and allocated occupancy costs. We expect selling, general and administrative expenses to increase on an absolute basis in the future as we, hire personnel to expand our sales, marketing, finance, legal and other administrative personnel and pay the costs associated with litigation, if any.

	Three Months Ended		Six Months Ended
(in thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Selling, general and administrative	$14,592	$11,424	$28,510	$20,580
% of net revenue	16%	16%	18%	16%

Selling, general and administrative expense increased by $3.2 million, or 28%, in the second quarter of fiscal 2015 compared to the corresponding period of fiscal 2014. The increase was primarily attributable to a $1.2 million increase in stock-based compensation expense and a $1.9 million increase in employee cash compensation and benefits costs due to an increase in our workforce. Selling, general and administrative headcount was 149 at September 28, 2014 and 111 at September 29, 2013. Additions to headcount primarily supported expansion of new product and growth in business.

Selling, general and administrative expense increased by $7.9 million, or 39%, in the first half of fiscal 2015 compared to the corresponding period of fiscal 2014. The increase was primarily attributable to a $3.2 million increase in stock-based compensation expense due to an increase in the number of employees and a change in estimate of our stock award forfeiture rate, a $1.5 million increase in IT and infrastructure costs and a $3.1 million increase in employee cash compensation and benefits costs due to an increase in our workforce.

Interest Expense

	Three Months Ended	Six Months Ended
(in thousands)	September 28, 2014	September 28, 2014
Interest expense	$2,620	$5,204
% of net revenue	3%	3%

Interest (expense) increased by $2.6 million and $5.2 million in the second quarter and in the first half fiscal 2105, respectively, entirely attributable to interest expense related to the Convertible Senior Notes issued in the third quarter of fiscal year 2014.

Other Income, Net

	Three Months Ended		Six Months Ended
(in thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

Other income, net	$1,199	$210	$1,380	$291
% of net revenue	1%	0%	1%	0%

Other income, net increased by $1.0 million, or 471%, for the three months and increased by $1.1 million, or 374%, for the six months ended September 28, 2015 compared to the corresponding period of 2014. The increases in other income were primarily due to gain on equity investment in TPI of $0.9 million.

Income Tax Provision

	Three Months Ended		Six Months Ended
(in thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Income tax provision	$603	$1,945	$882	$3,753
% of income (loss) before income tax	(10)%	13%	(8)%	14%

In the three and six months ended September 28, 2014, we recorded an income tax provision of $0.6 million and $0.9 million, respectively. In the three and six months ended September 28, 2013, we recorded an income tax provision of $1.9 million and $3.8 million, respectively. The provision for income taxes for the three and six months ended September 28, 2014 differs from the U.S. statutory tax rate of 35% due primarily to the tax impact of earnings from foreign operations, and non-deductibility of certain share-based compensation. Earnings in countries where tax rates are lower than the U.S. notional rate contributed to the majority of the difference between the rate of our tax provision and the U.S. statutory tax rate. The effective tax rate for the six months ended September 28, 2014, compared to the same period in fiscal year 2013, is attributable to the federal research and development tax credit not being extended as of September 28, 2014, while the September 29, 2013 effective tax rate includes both the 2013 federal research and development credit and retroactive inclusion of the 2012 federal research and development tax credit.

Included in our gross unrecognized tax benefits balance of $13.0 million at September 2014 are $10.5 million of tax positions which would affect income tax expense if recognized. As of September 28, 2014, approximately $2.5 million of unrecognized tax benefits would be offset by a change in valuation allowance. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur. As a result, these amounts are not included in the tables above.

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

Liquidity and Capital Resources

As of September 28, 2014, we had $160.0 million of cash, cash equivalents and investments. We believe our current cash, cash equivalents and investments will be sufficient to satisfy our liquidity requirements for the next 12 months. Our liquidity may be negatively impacted as a result of a decline in sales of our products due to a decline in our end markets, decrease in sales of our customers’ products in the market, or adoption of competitors’ products. Additionally, $34.7 million of the $38.4 million of cash and cash equivalents was held by our foreign subsidiaries as of September 28, 2014. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the United States, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

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

The change in cash and cash equivalents for the six months ended September 28, 2014 and 2013 was as follows:

	Six Months Ended
(in thousands)	September 28, 2014	September 29, 2013
Net cash provided by (used in) operating activities	$(2,749)	$16,457
Net cash provided by (used in) investing activities	9,458	(9,953)
Net cash provided by financing activities	5,690	10,836

Net increase (decrease) in cash and cash equivalents	$12,399	$17,340

Net Cash Provided by (Used In) Operating Activities

Net cash used in operating activities for the six months ended September 28, 2014 of $2.7 million is primarily due to a net loss of $11.7 and a net increase in operating assets and liabilities of $16.8 million, partially offset by non-cash expenses of $25.7 million.

The net increase in operating assets and liabilities of $16.8 million consisted primarily of increases in “Accounts receivable” of $27.3 million, “ Inventories” of $2.0 million and “Other assets” of $1.1 million, partially offset by increases in “Accounts payable” of $5.4 million and “Accrued liabilities” of $8.1 million. The increase in “Amounts receivable” is primarily attributable to an increase in net revenue.

The non-cash expenses of $25.7 million consisted primarily of depreciation and amortization of $7.2 million and stock-based compensation of $14.6 million and non-cash interest expense of $3.7 million.

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

Net Cash Provided By (Used In) Investing Activities

Net cash provided by investing activities in the six months ended September 28, 2014 of $9.5 million primarily from the sale and maturity of available-for-sale investments of $98.5 million, partially offset by cash paid for acquisitions of $71.4 million (net of cash acquired), and purchase of property and equipment of $17.6 million.

Net cash used in investing activities in the six months ended September 29, 2013 of $10.0 million primarily reflected the purchase of available-for-sale investments of $46.3 million and the purchase of property and equipment of $9.8 million, partially off-set by the sale and maturity of available-for-sale investments of $46.2 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended September 28, 2014 of $5.7 million resulted primarily from the proceeds from the issuance of common stock on stock options exercises and ESPP purchases.

Net cash provided by financing activities in the six months ended September 29, 2013 of $10.8 million resulted primarily from proceeds from the issuance of common stock of $7.6 million and excess tax benefit from stock-based compensation of $3.2 million.

Off Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 28, 2014, we were not involved in any unconsolidated SPE transactions

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of September 28, 2014:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

	(in thousands)
Convertible senior notes obligations	$175,000	$—	$—	$175,000	$—
Interest on convertible senior notes obligations	12,526	2,291	5,932	4,303
Operating lease obligations	32,189	2,340	11,848	11,868	6,133
Purchase obligations	74,270	74,270	—	—	—

Total contractual obligations	$293,985	$78,901	$17,780	$191,171	$6,133

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

Included in our gross unrecognized tax benefits balance of $13.0 million at September 2014 are $10.5 million of tax positions which would affect income tax expense if recognized. As of September 2014, approximately $2.5 million of unrecognized tax benefits would be offset by a change in valuation allowance. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur. As a result, these amounts are not included in the tables above.

Recent Accounting Pronouncements

See Item 1 of Part I, Financial Statements — Note 1 — Organization and Summary of Significant Accounting Policies.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Item 1 of Part I, Financial Statements — Note 4 — Commitments and Contingencies.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

On August 29, 2014, we issued 235,972 shares of our common stock in connection with our acquisition of Trusted Positioning, Inc. pursuant to an exemption under Regulation S or Regulation D, promulgated under the Securities Act of 1933, as amended. No underwriters were involved in the foregoing sale of securities.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 31, 2014	INVENSENSE, INC.

	By:	/s/ Mark P. Dentinger

Mark P. Dentinger

Chief Financial Officer (Principal Financial Officer and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 28, 2014 and March 30, 2014, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 28, 2014 and September 29, 2013, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for three and six months ended September 28, 2014 and September 29, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 28, 2014 and September 29, 2013 and (v) Notes to Condensed Consolidated Financial Statements.