Form 10-Q
period 2014-12-28
InvenSense Inc
filed 2015-01-30
CIK 1294924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 28, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at January 23, 2015
Common Stock, $0.001 par value	90,309,000

INVENSENSE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVENSENSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	December 28,	March 30,
	2014	2014
Assets
Current assets:
Cash and cash equivalents	$65,057	$26,025
Short-term investments	103,863	91,307
Accounts receivable	73,935	39,009
Inventories	67,801	73,032
Prepaid expenses and other current assets	20,061	19,587

Total current assets	330,717	248,960
Property and equipment, net	42,537	25,239
Intangible assets, net	45,461	35,360
Goodwill	139,175	50,952
Long-term investments	3,501	128,755
Other assets	11,558	5,469

Total assets	$572,949	$494,735

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,472	$18,964
Accrued liabilities	33,457	14,985

Total current liabilities	53,929	33,949
Long-term debt	141,104	135,583
Other long-term liabilities	29,050	11,375

Total liabilities	224,083	180,907

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value — 20,000 shares authorized, no shares issued and outstanding at December 28, 2014 and March 30, 2014	—	—
Common stock:
Common stock, $0.001 par value — 750,000 shares authorized, 90,180 shares issued and outstanding at December 28, 2014, 88,332 shares issued and outstanding at March 30, 2014	252,460	215,958
Accumulated other comprehensive income (loss)	(23)	(38)
Retained earnings	96,429	97,908

Total stockholders’ equity	348,866	313,828

Total liabilities and stockholders’ equity	$572,949	$494,735

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013
Net revenue	$115,864	$66,684	$272,740	$193,534
Costs of revenue	65,468	35,094	159,827	96,050

Gross profit	50,396	31,590	112,913	97,484
Operating expenses:
Research and development	24,391	14,522	65,392	32,446
Selling, general and administrative	15,551	15,663	44,061	36,243
Litigation settlement	—	14,500	—	14,500

Total operating expenses	39,942	44,685	109,453	83,189

Income (loss) from operations	10,454	(13,095)	3,460	14,295
Interest (expense)	(2,690)	(1,463)	(7,894)	(1,463)
Other income (expense), net	(281)	(220)	1,099	73

Income (loss) before income taxes	7,483	(14,778)	(3,335)	12,905
Income tax provision (benefit)	(2,738)	(2,599)	(1,856)	1,154

Net income (loss)	$10,221	$(12,179)	$(1,479)	$11,751

Net income (loss) per share of common stock:
Basic	$0.11	$(0.14)	$(0.02)	$0.14

Diluted	$0.11	$(0.14)	$(0.02)	$0.13

Weighted average shares outstanding used in computing net income (loss) per share:
Basic	89,779	87,047	89,026	86,145

Diluted	92,336	87,047	89,026	89,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013
Net income (loss)	$10,221	$(12,179)	$(1,479)	$11,751

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(24)	(94)	15	(185)

Comprehensive income (loss)	$10,197	$(12,273)	$(1,464)	$11,566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	December 28,	December 29,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(1,479)	$11,751
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,356	2,933
Amortization of intangible assets	4,929	829
Write-off of in-process research and development	770	—
Loss on disposal of property and equipment	457	—
Gain on equity investment	(890)	—
Stock-based compensation expense	22,937	10,896
Deferred income tax assets	(5,212)	1
Tax effect of employee benefit plan	42	3,231
Excess tax benefit from stock-based compensation	(42)	(3,231)
Non cash interest expense	5,579	1,069
Changes in operating assets and liabilities:
Accounts receivable	(34,308)	(4,681)
Inventories	5,232	(29,643)
Prepaid expenses and other assets	1,000	(2,547)
Other assets	(160)	(1,400)
Accounts payable	628	(2,341)
Accrued liabilities	8,224	24,926

Net cash provided by operating activities	15,063	11,793

Cash flows from investing activities:
Acquisitions, net of cash acquired	(71,326)	(99,324)
Purchase of property and equipment	(25,289)	(14,682)
Sales and maturities of available-for-sale investments	112,728	63,145
Purchase of available-for-sale investments	—	(189,106)

Net cash provided by (used in) investing activities	16,113	(239,967)

Cash flows from financing activities:
Proceeds from debt issuance, net of issuance costs	—	169,750
Proceeds from sale of warrants	—	25,643
Proceeds from the issuance of common stock	7,818	8,960
Payment for purchase of convertible notes hedge		(39,118)
Payments of long-term debt and capital lease obligations	(4)	(8)
Excess tax benefit from stock-based compensation	42	3,231

Net cash provided by financing activities	7,856	168,458

Net increase in cash and cash equivalents	39,032	(59,716)
Cash and cash equivalents:
Beginning of period	26,025	100,843

End of period	$65,057	$41,127

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,960	$—

Cash received (paid) for income taxes	$(340)	$166

Noncash investing and financing activities:
Unpaid purchases of property and equipment	$847	$1,444

Unpaid contingent consideration from business acquisition	$16,034	$—

Unrealized gain from available-for-sale investments	$(37)	$260

Non-cash warrant exercises	$—	$90

Unpaid debt issuance cost	$—	$491

Proceeds receivable from the exercise of stock options	$65	$43

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Business

InvenSense, Inc. (the “Company”) was incorporated in California in June 2003 and reincorporated in Delaware in January 2004. The Company is the world’s leading provider of intelligent sensor system on chip (SoC) for Motion and Sound in consumer electronic devices. The company’s patented InvenSense Fabrication Platform and MotionFusion® technology address the emerging needs of many mass-market consumer applications via improved performance, accuracy, and intuitive motion-, gesture- and sound-based interfaces. InvenSense technology can be found in Mobile, Wearables, Smart Home, Industrial, and Automotive products.

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

Basis of Consolidation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), and include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The functional currency of each of the Company’s subsidiaries is the U.S. dollar. Foreign currency gains or losses are recorded as other income (expense), net, in the condensed consolidated statements of operations.

Fiscal Year

The Company’s fiscal year is a 52 or 53 week period ending on the Sunday closest to March 31. The Company’s most recent fiscal year (“Fiscal 2014”) ended on March 30, 2014 (“March 2014”). The third fiscal quarter in each of the two most recent fiscal years ended on December 28, 2014 (“three months ended December 28, 2014” or “December 2014”) and December 29, 2013 (“three months ended December 29, 2013” or “December 2013”), respectively, and each quarter period included 13 weeks.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The condensed consolidated balance sheet as of March 30, 2014, included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods. The results of operations for the period ended December 28, 2014 is not necessarily indicative of the results to be expected for the fiscal year ending March 29, 2015 or for any future year or interim period.

Use of Estimates

The preparation of the Company’s Condensed Consolidated Financial Statements and notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and notes thereto and the reported amounts of income and expenses during the reporting period. Significant estimates included in the Consolidated Financial Statements and notes thereto include income taxes, inventory valuation, stock-based compensation, goodwill, loss contingencies, warranty reserves, valuation of acquired assets and contingent consideration, and valuation of convertible senior notes, including the related convertible notes hedges and warrants. These estimates are based upon information available as of the date of the consolidated financial statements, and actual results could differ from those estimates.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. In accordance with ASC 350, the Company reviews goodwill for impairment at the reporting unit level on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed the first step of the two-step goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. The Company performed its annual impairment test during the quarter ended December 28, 2014 and determined that its goodwill was not impaired.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentration of Credit Risk

The majority of the Company’s products are shipped through its distributors or contract manufacturers, which are the legal counter-party on the sale. The Company does not refer to these intermediaries as our customers in this report. When the Company references customers in this report, the Company is referring to the manufacturers of consumer electronics devices that are the end customer that these intermediaries sell the Company’s products to or that incorporate the Company’s products into finished products. These manufacturers of consumer electronics devices are categorized as our customers. For accounting purposes, any disclosure about the composition of the Company’s accounts receivable refers to the intermediary, which is the legal counter-party in a particular contract, and any disclosure about the composition of the Company’s revenue (e.g., greater than 10% customers in the footnotes to our financial statements) refers to the end customers of both those intermediaries and the Company. Some of the Company’s intermediaries may serve as such for more than one or more of the Company’s customers. As a result, attempting to compare or correlate disclosures about our accounts receivable composition as of a particular date with the disclosures regarding revenues generated by our customers for the period ending on the same date can be difficult or misleading.

A distributor and a customer accounted for 77% and 12% of accounts receivable, respectively, at December 28, 2014. At March 30, 2014, three customers accounted for 28%, 19% and 19% of accounts receivable.

For the three months ended December 28, 2014, two customers accounted for 45% and 24% of net revenue. For the nine months ended December 28, 2014, two customers accounted for 29% and 28% of net revenue. For the three months ended December 29, 2013, three customers accounted for 32%, 16% and 10% of net revenue. For the nine months ended December 29, 2013, one customer accounted for 32% of net revenue.

Warranty

The Company’s warranty agreements are contract and component specific and can be for a period of up to three years after shipment to the customer or intermediary for selected components. The accrual includes management’s judgment regarding anticipated rates of warranty claims and associated repair costs. The following table summarizes the activity related to product warranty liability during the nine months ended December 28, 2014 and December 29, 2013:

	Nine Months Ended
	December 28,	December 29,
	2014	2013
	(in thousands)
Beginning balance	$80	$123
Provision for warranty	60	69
Adjustments related to changes in estimate	55	(73)
Less: actual warranty costs	(68)	(30)

Ending balance	$127	$89

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013
	(in thousands, except per share data)
Numerator:
Basic and Diluted
Net income (loss)	$10,221	$(12,179)	$(1,479)	$11,751

Denominator:
Basic shares:
Weighted-average shares used in computing basic net income (loss) per share	89,779	87,047	89,026	86,145

Diluted shares:
Weighted-average shares used in computing basic net income (loss) per share	89,779	87,047	89,026	86,145
Effect of potentially dilutive securities:
Stock options and unvested restricted stock	2,557	—	—	3,165
Common stock warrants	—	—	—	54

Weighted-average shares used in computing diluted net income (loss) per share	92,336	87,047	89,026	89,364

Net income (loss) per share
Basic	$0.11	$(0.14)	$(0.02)	$0.14
Diluted	$0.11	$(0.14)	$(0.02)	$0.13

The following summarizes the potentially dilutive securities outstanding at the end of each period that were excluded from the computation of diluted net income (loss) per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013
	(in thousands)
Employee stock options	2,785	9,016	8,621	2,922
Unvested restricted stock units	738	2,369	3,637	830

Total antidilutive securities	3,523	11,385	12,258	3,752

In November 2013, the Company issued $175.0 million aggregate principal amount of 1.75% Convertible Senior Notes due on November 1, 2018 (the “Notes”). On or after August 1, 2018 until the maturity date, the Notes may be converted at the option of the holders under certain circumstances. The conversion rate is initially 45.683 shares per $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $21.89 per share of common stock), subject to certain adjustments (see Note 5).

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

2. Cash Equivalents and Available-for-sale Investments, and Fair Value of Financial Instruments

At December 28, 2014, of the $65.1 million of the Company’s cash and cash equivalents, $47.9 million was cash and $17.2 million was cash equivalents invested in money market funds and commercial paper. At December 28, 2014, $47.0 million of the $65.1 million of cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the United States, the Company would be required to accrue and pay U.S. taxes to repatriate these funds. However, the Company’s intent is to indefinitely reinvest these funds outside of the United States, and the Company’s current plans for the foreseeable future do not demonstrate a need to repatriate them to fund U.S. operations. Additionally, as of December 28, 2014, the Company had short-term available-for-sale investments of $103.9 million and long-term available-for-sale investments of $3.5 million totaling $107.4 million. Long-term investments as of December 28, 2014 of $3.5 million had scheduled maturities between one and two years from the balance sheet date.

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

December 28, 2014:

Assets and liabilities measured at fair value on a recurring basis were presented in the Company’s condensed consolidated balance sheet as of December 28, 2014.

		Quoted Prices	Significant	Significant
		in Active	Other	Other
	December 28,	Markets for	Observable	Unobservable
	2014	Identical	Inputs	Inputs
	Balance	Assets Level 1	Level 2	Level 3
	(in thousands)
Assets
Money Market Funds	$17,244	$17,244	$—	$—
Corporate Notes and Bonds	103,766	—	103,766	—
Municipal Notes and Bonds	1,098	—	1,098	—
U.S. Agency Securities	2,500	—	2,500	—

Total investments	$124,608	$17,244	$107,364	$—

Liabilities
Contingent consideration	$16,909			$16,909

Assets
Cash equivalents	$17,244	$17,244	$—	$—
Short-term investments	103,863	—	103,863	—
Long-term investments	3,501	—	3,501	—

Total investments	$124,608	$17,244	$107,364	$—

Liabilities
Accrued liabilities	$14,183			$14,183
Long-term liabilities	2,726			2,726

Total contingent consideration	$16,909	$—	$—	$16,909

	December 28,	Gross	Gross	December 28,
	2014	Unrealized	Unrealized	2014
	Amortized Cost	Gain	Loss	Estimated FMV
Corporate Notes and Bonds	$103,803	$6	$(43)	$103,766
Municipal Notes and Bonds	1,097	1	—	1,098
U.S. Agency Securities	2,500	—	—	2,500

Total Available-for-sale investments	$107,400	$7	$(43)	$107,364

Cash equivalents				17,244

Total Aggregate Fair Value				$124,608

There were no transfers of assets measured at fair value between Level 1 and Level 2 during the nine months ended December 28, 2014.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 30, 2014:

Assets measured at fair value on a recurring basis were presented in the Company’s consolidated balance sheet as of March 30, 2014.

		Quoted Prices	Significant	Significant
		in Active	Other	Other
	March 30,	Markets for	Observable	Unobservable
	2014	Identical	Inputs	Inputs
	Balance	Assets Level 1	Level 2	Level 3
	(in thousands)
Money Market Funds	$10,657	$10,657	$—	$—
Corporate Notes and Bonds	204,683	—	204,683	—
Municipal Notes and Bonds	3,895	—	3,895	—
Commercial Paper	8,988	—	8,988	—
U.S. Agency Securities	2,496	—	2,496	—

Total	$230,719	$10,657	$220,062	$—

Cash equivalents	$10,657	$10,657	$—	$—
Short-term investments	91,307	—	91,307	—
Long-term investments	128,755	—	128,755	—

Total	$230,719	$10,657	$220,062

	March 30,	Gross	Gross	March 30,
	2014	Unrealized	Unrealized	2014
	Amortized Cost	Gain	Loss	Estimated FMV
	(in thousands)
Corporate Notes and Bonds	$204,747	$—	$(64)	$204,683
Municipal Notes and Bonds	3,888	7	—	3,895
Commercial Paper	8,986	2	—	8,988
U.S. Agency Securities	2,500	—	(4)	2,496

Total Available-for-sale investments	$220,121	$9	$(68)	$220,062

Cash equivalents				10,657

Total Aggregate Fair Value				$230,719

There were no transfers of assets measured at fair value between Level 1 and Level 2 during Fiscal 2014.

Level 3 financial liabilities:

The following table provides a summary of changes in fair value of the Company’s contingent consideration categorized as Level 3 for the nine months ended December 28, 2014:

Nine Months Ended December 28, 2014 (in thousands)
Beginning balance	$—
Add: Contingent consideration in connection with acquisitions	16,034
Payments made on contingent liabilities	—
Change in fair value and other	875

Ending balance	$16,909

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contingent consideration on acquired businesses (See Note 8) was measured at fair value using Level 3 inputs as defined in the fair value hierarchy. The following table presents certain information about the significant unobservable inputs used in the fair value measurement for the contingent consideration measured at fair value on a recurring basis using significant unobservable inputs:

Description	Valuation Techniques	Significant Unobservable Inputs
Liabilities: Contingent consideration	Present value of a Probability Weighted Earn-out model using an appropriate discount rate.	Estimate of achieving the milestones.

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

3. Balance Sheet Details

Inventories

Inventories at December 28, 2014 and March 30, 2014 consist of the following:

	December 28, 2014	March 30, 2014
	(in thousands)
Work in process	$44,270	$58,641
Finished goods	23,531	14,391

Total inventories	$67,801	$73,032

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 28, 2014 and March 30, 2014 consist of the following:

	December 28, 2014	March 30, 2014
	(in thousands)
Prepaid expenses	$5,032	$3,495
Income tax receivable	7,565	5,932
Other receivables	3,099	5,356
Deferred tax assets	2,571	2,487
Advance to vendors	843	1,026
Other current assets	951	1,291

Total prepaid expenses and other current assets	$20,061	$19,587

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property and Equipment

Property and equipment at December 28, 2014 and March 30, 2014 consist of the following:

	December 28, 2014	March 30, 2014,
	(in thousands)
Production and lab equipment	$44,171	$25,890
Computer equipment and software	5,864	4,335
Equipment under construction	3,712	2,298
Leasehold improvements and furniture and fixtures	7,113	3,918

Subtotal	60,860	36,441
Accumulated depreciation and amortization	(18,323)	(11,202)

Property and equipment—net	$42,537	$25,239

Depreciation expense for the three and nine months ended December 28, 2014 was $3.0 million and $7.4 million, respectively. Depreciation expense for the three and nine months ended December 29, 2013 was $1.4 million and $2.9 million, respectively. Equipment under construction consists primarily of production and lab equipment. Equipment under construction is not subject to depreciation until it is available for its intended use. All of the equipment under construction is expected to be completed and placed in service by the end of fiscal 2015.

Accrued Liabilities

Accrued liabilities at December 28, 2014 and March 30, 2014 consist of the following:

	December 28, 2014	March 30, 2014,
	(in thousands)
Contingent consideration	$14,183	$—
Payroll-related expenses	6,759	4,207
Bonuses	3,837	3,019
Legal fees	579	2,527
Accrued contractual coupon interest payable on convertible senior notes	488	1,158
Deferred revenue	1,574	800
Income tax payable	176	117
Other accrued liabilities	5,861	3,157

Total accrued liabilities	$33,457	$14,985

4. Commitments and Contingencies

Operating Lease Obligations

The Company has non-cancelable operating leases for its facilities through fiscal year 2021.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future minimum lease payments under operating leases as of December 28, 2014 are as follows:

Amount (in thousands)
Fiscal Years Ending:
2015 (remainder)	$1,398
2016	6,300
2017	6,384
2018	6,327
2019	6,443
Beyond	6,617

Total	$33,469

The Company’s lease agreements provide for rental payments which have certain lease incentives and graduated rental payments. As a result, the rent expense is recognized on a straight-line basis over the term of the lease. The Company’s rental expense under operating leases was approximately $1.3 million and $3.6 million for the three and nine months ended December 28, 2014, respectively. The Company’s rental expense under operating leases was approximately $1.6 million and $3.4 million for the three and nine months ended December 29, 2013, respectively.

Legal Proceedings

From time to time, the Company is involved in legal proceedings concerning matters arising in connection with the conduct of its business activities. The Company regularly evaluates the status of legal proceedings in which the Company is involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and to determine if accruals are appropriate. The Company further evaluates each legal proceeding to assess whether an estimate of possible loss or range of loss can be made.

On January 7, 2015 a purported shareholder filed a class action complaint in the U.S. District Court, Northern District of California against the Company and two of the Company’s current and former executives (the “Securities Case”). Jim McMillan, Individually and on Behalf of All Others Similarly Situated v. InvenSense, Inc., et al. Civil Action No. 3:15-cv-00084-JD. The complaint alleges that the defendants violated the federal securities laws by making materially false and misleading statements regarding our business results between July 29, 2014 and October 28, 2014, and seeks unspecified damages along with plaintiff’s costs and expenses, including attorneys’ fees. A second complaint, William Lendales v. InvenSense, Inc. et al., Case No. 3:15-cv-00142-VC, was filed on January 12, 2015, by a different purported shareholder, in the same court, setting forth substantially the same allegations. A third complaint, Plumber & Steamfitters Local 21 Pension Fund v. InvenSense, Inc., et al., Civil Action No 5:15-cv-00249-BLF, was filed on January 16, 2015, by a different purported shareholder, in the same court, setting forth substantially the same allegations. The Company has undertaken an evaluation of these complaints. A fourth complaint, William B. Davis vs. InvenSense, Inc., et al., Civil Action No. 5:15-cv-00425-RMW, was filed on January 29, 2015, by a different purported shareholder, in the same court, setting forth substantially the same allegations.

On January 13, 2015, another purported shareholder filed a shareholder derivative complaint against two of our current and former officers and several of our current directors in the U.S. District Court, Northern District of California (the “Derivative Case”). George Rollins, derivatively on behalf of InvenSense, Inc. v. Behrooz Abdi, et. al., Civil Action No 5:15-cv-00184-PSG. In this complaint, the plaintiff makes allegations similar to those presented in the Securities Case, but the plaintiff asserts various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment. A second complaint, Linda Karr, derivatively on behalf of InvenSense, Inc. v. Behrooz Abdi, et. al., Civil Action No. 5:15-cv-00200-NC, was filed on January 14, 2015, by a different purported shareholder, in the same court, setting forth substantially the same allegations. The Company has undertaken an evaluation of these complaints

5. Convertible Senior Notes

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company separately accounts for the liability and equity components of the Notes. The initial debt component of the Notes was valued at $135.7 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 7.3%, with the equity component representing the residual amount of the proceeds of $39.3 million which was recorded as a debt discount. The issuance costs were allocated pro-rata based on the relative initial carrying amounts of the debt and equity components, including the Note hedges and warrants transactions described below. As a result, $2.5 million of the issuance costs was allocated to the equity component of the Notes, $3.0 million of issuance costs paid to the initial purchaser was accounted for as a debt discount and $0.25 million of the issuance costs was classified as other non-current assets. The debt discount and the issuance costs allocated to the debt component are amortized as additional interest expense over the term of the Notes using the effective interest method. As of December 28, 2014 the remaining amortization period of the debt discount and the issuance costs is 3.9 years. The effective interest rate of the Notes is 7.84% per annum (1.75% coupon rate plus 6.09% of non-cash accretion expense).

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

The following table summarizes the principal amounts and related unamortized discount on the Notes:

December 28, 2014
(in thousands)
Principal amount of the Notes	$175,000
Unamortized discount on the Notes	33,896

Net carrying value	$141,104

The following table presents the amount of interest expense recognized related to the Notes for the three and nine months ended December 28, 2014:

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013
	(in thousands)
Contractual coupon interest expense	$764	$394	$2,296	$394
Accretion of debt discount	1,875	1,062	5,522	1,062
Amortization of debt issuance costs	13	7	38	7

Total interest expense related to the Notes	$2,652	$1,463	$7,856	$1,463

As of December 28, 2014, our aggregate future principal debt maturities are as follows (in thousands):

Fiscal Year	December 28, 2014
(in thousands)
2015-2018	$—
2019	175,000

Total	$175,000

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The convertible notes issued by the Company in November 2013 are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market each period. The approximate fair value of the convertible notes as of December 28, 2014 was $174.3 million. The fair value of the convertible notes was determined using quoted market prices for similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

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

Stock option activities of the Company under the Plans are as follows (in thousands, except per share amounts):

	Options Available for Grant	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding — March 30, 2014	12,595	8,276	$10.37	7.87	$102,072
Increase to stock option pool	3,533	—	—
Options granted	(1,632)	1,632	19.85
Exercised options		(1,024)	6.27
Cancelled options	401	(401)	11.98

Outstanding — December 28, 2014	14,897	8,483	$12.62	7.59	$39,188

Vested and expected to vest — December 28, 2014		7,569	$12.19	7.46	$37,497
Vested — December 28, 2014		3,522	$9.23	6.52	$25,544

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

The aggregate intrinsic value of the stock options exercised during the three and nine months ended December 28, 2014 was $2.3 million and $16.5 million respectively. The aggregate intrinsic value of the stock options exercised during the three and nine months ended December 29, 2013 was $5.8 million and $28.5 million respectively. The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the estimated fair market value of the underlying common stock at the date of exercise.

The number of options expected to vest takes into account an estimate of expected forfeitures. The remaining unamortized stock-based compensation expense, reduced for estimated forfeitures and related to non-vested options, was $18.0 million, and $19.9 million at December 28, 2014 and December 29, 2013, respectively, and will be amortized over a weighted-average remaining period of approximately 2.5 and 2.9 years, respectively. Total unrecognized expense will be adjusted for future changes in estimated forfeitures.

The Company used the following weighted-average assumptions in determining stock-based compensation expense for options granted in the three and nine months ended December 28, 2014 and December 29, 2013.

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013
Expected term (in years)	5.0	4.8	4.5	4.7
Volatility	45.9%	40.5%	42.1%	41.5%
Risk-free interest rate	1.6%	1.0%	1.5%	1.2%
Dividend rate	0%	0%	0%	0%

The weighted average fair value of the stock options granted was $6.65 and $7.28 per share for the three and nine months ended December 28, 2014, respectively. The weighted average fair value of the stock options granted was $6.61 and $5.76 per share for the three and nine months ended December 29, 2013, respectively.

Restricted Stock Units and Restricted Stock

Restricted stock unit and restricted stock activity of the Company under the Plans are as follows:

		Weighted Average
		Grant Date Fair
Restricted stock units and restricted stock activities	Shares	Value Per Share
	(in thousands, except per share amount)
Unvested at March 30, 2014	3,325	$16.63
Granted	1,213	21.08
Released	(534)	14.32
Forfeited	(235)	17.42

Unvested at December 28, 2014	3,769	$18.34

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted stock units and restricted stock granted to employees are generally subject to the employee’s continued service to the Company over that period. The fair value of restricted stock units and restricted stock is determined using the fair value of the Company’s common stock on the date of the grant. Compensation expense is generally recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. At December 28, 2014, there was approximately $44.4 million of total unrecognized compensation cost related to restricted stock units and restricted stock, which the Company expects to recognize over a weighted-average period of 3.0 years. The weighted-average grant-date fair value per share of restricted stock units and restricted stock awarded in the nine months ended December 28, 2014 and December 29, 2013 was $21.08 and $15.55, respectively.

Common Stock

As of December 28, 2014 and March 30, 2014, common stock reserved for future issuance was as follows:

Common stock reserved for issuance	December 28, 2014	March 30, 2014,
	(in thousands)
Stock plans
Outstanding stock options	8,483	8,276
Outstanding restricted stock units and restricted stocks	3,769	3,325
Reserved for future equity incentive grants	11,022	9,697

	23,274	21,298
Purchase plan	230	400
Warrants to purchase common stock	8,000	7,995

Total common stock reserved for future issuances	31,504	29,693

2013 Employee Stock Purchase Plan

Under the 2013 Employee Stock Purchase Plan, effective September 13, 2013, (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 10% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each offering period, or (ii) the fair market value of the Company’s common stock on the purchase date (as defined in the Purchase Plan). Each offering period consists of one purchase period of approximately nine months duration.

An aggregate of 400,000 shares of common stock were reserved for issuance to employees under the Purchase Plan. As of December 28, 2014, 170,000 shares had been purchased.

Stock-Based Compensation Expense

Total employee stock-based compensation costs for the Company’s stock plans for the three and nine months ended December 28, 2014 and December 29, 2013 are as follows:

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013
	(in thousands)
Cost of revenue	$589	$349	$1,900	$845
Research and development	3,821	1,665	10,536	3,941
Selling, general and administrative	3,890	2,705	10,501	6,110

Total stock-based compensation expense	$8,300	$4,719	$22,937	$10,896

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Income Taxes

In the three and nine months ended December 28, 2014, the Company recorded an income tax provision (benefit) of ($2.7) million and ($1.9) million respectively. In the three and nine months ended December 29, 2013, the Company recorded an income tax provision (benefit) of $(2.6) million and $1.2 million respectively. The Company’s estimated 2015 effective tax rate differs from the U.S. statutory rate primarily due to profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate partially offset by the unfavorable effects of non-deductible stock-based compensation expense and the extension of 2014 R&D Tax Credit. The Tax Increase Prevention Act of 2014(H.R.5771), signed into law by the President in December 2014, extends the 2014 R&D Tax Credit retroactively.

The Company files U.S. federal income tax returns as well as income tax returns in California, Massachusetts and various foreign jurisdictions. The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of December 28, 2014 because such earnings are to be reinvested indefinitely.

The Company has recorded $11.6 million of uncertain tax positions within “Other long-term liabilities” on the condensed consolidated balance sheet as at December 28, 2014. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next twelve months. While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, the Company’s provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

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

8. Business Combinations

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

In addition, the Company, under its 2011 Stock Incentive Plan granted restricted stock units (RSUs) with a fair value of $6.6 million, to certain Movea employees. The RSUs will vest over a five year requisite service period.

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

The purchase price includes contingent considerations of (i) $8.0 million payable in cash to the former Movea shareholders upon a design win with a major smartphone manufacturer within one year of closing date, and (ii) $5.0 million payable in cash to the former Movea shareholders upon a specific product development milestone before December 29, 2014. The fair value of the contingent consideration of $8.4 million was derived from a probability weighted earn-out model of future contingent payments and recorded in accrued liabilities. The product development milestone of $5.0 million was achieved in the quarter ended December 28, 2014 and the payment is expected to be made in the fourth quarter of fiscal 2015. The difference between the contractual amount of $5.0 million and the fair value of this contingent consideration was recorded in the research and development expense for the three months ended December 28, 2014.

The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired and, as a result, the Company recorded goodwill in connection with this transaction. The acquisition will provide assembled workforce and synergy with other of the Company’s offerings. These factors primarily contributed to a purchase price that resulted in goodwill.

The following table presents certain information on acquired identifiable intangible assets related to the Movea acquisition:

	Estimated Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Developed technology	$7,200	5

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of InvenSense and Movea as if the acquisition had occurred as of the beginning of fiscal 2014:

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013
Net revenue	$115,864	$67,755	$273,414	$196,030
Net income (loss)	$10,221	$(14,231)	$(4,496)	$5,024

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

The Company’s acquisition of TPI was completed through a step acquisition. In fiscal 2014, the Company made investments totaling $0.3 million to own approximately 4.57% of TPI’s outstanding common stock. On August 29, 2014, the Company purchased the remaining outstanding common stock of TPI for a total consideration of $25.9 million. The total purchase price, as presented in the table below, consists of (i) cash of $11.4 million (ii) issuance of 236,000 shares of the Company’s common stock with a fair value of $5.7 million (iii) contingent considerations with a combined fair value of $7.6 million payable upon TPI’s achievement of certain product development milestones, and (iv) initial investments with a fair value of $1.2 million.

In addition, the Company, under its 2011 Stock Incentive Plan, granted equity awards (RSUs and stock options), to certain TPI employees with an aggregate fair value of $5.0 million. The equity awards will vest over a 5 year requisite service period.

The table below is a summary of the preliminary purchase price allocation for the 100% equity interest of the fair value of assets acquired and liabilities assumed in connection with the acquisition of TPI (in thousands):

Cash consideration	$11,379
Issuance of common stock	5,703
Contingent consideration	7,634
Fair value of previously held 4.57% equity interest	1,215

$25,931

Preliminary allocation of purchase price:
Current assets	$392
Fixed assets	50
Other non-current assets	546
Developed technology	8,600
Goodwill	19,893
Current liabilities	(1,247)
Long-term liabilities	(2,303)

Total preliminary purchase price	$25,931

The purchase price includes contingent consideration comprised of (i) $5 million payable upon a design win within one year of acquisition, (ii) $3 million payable upon achieving a development milestone before December 29, 2014, (iii) $2 million payable upon successful development of cloud application within two years of acquisition and (iv) $2 million upon first deployment of cloud application which is expected within one year of successful development of cloud application. The contingent considerations, which was derived from a probability weighted earn-out model of future contingent payments, have a combined fair value of $7.6 million, of which $4.9 million was recorded in accrued liabilities and $2.7 million was recorded in other long-term liabilities. The development milestone of $3 million was achieved by the quarter ended December 28, 2014 and the payment is expected to be made in the fourth quarter of fiscal 2015. The difference between the contractual amount of $3.0 million and the fair value of this contingent consideration was recorded in the research and development expense for the three months ended December 28, 2014.

The following table presents certain information on acquired identifiable intangible assets related to the TPI acquisition:

	Estimated Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Developed technology	$8,600	5

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents certain information on acquired identifiable intangible assets related to the ADI acquisition:

	Estimated Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Developed technology	$28,520	6
Customer relationships	$1,560	7

The amounts of revenue and earnings of the Microphone Product Line since the acquisition date included in the consolidated statements of operations for the current reporting periods have not been presented because the impact was not material to the Company’s consolidated results of operations.

9. Goodwill and Purchased Intangible Assets

The Company monitors the recoverability of goodwill recorded in connection with acquisitions annually, or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed the annual goodwill impairment analysis during the third quarter of fiscal year 2015 and concluded that goodwill was not impaired.

The following table summarizes the activity related to the carrying value of goodwill (in thousands):

Balance as of March 30, 2014	$50,952
Goodwill recorded in connection with the acquisition of Movea S.A	68,330
Goodwill recorded in connection with the acquisition of Trusted Positioning, Inc.	19,893

Balance as of December 28, 2014	$139,175

Purchased intangible assets subject to amortization consist primarily of developed technology and customer relationships and are reported net of accumulated amortization. Developed technology and customer relationships are amortized on a straight line basis over the estimated useful life of the assets. In-process research and development is assessed for impairment until the development is completed and products are available for sale. The Company expects to complete the in-process research and development projects at various dates during fiscal year 2015 at which time amortization will commence. The costs that the Company incurred on the in-process research and development projects after the acquisition were expensed. During the second quarter of fiscal 2015, the Company recorded $0.8 million of impairment on in-process research and development on one of the ADI acquisition projects.

Amortization for purchased intangible assets for the three months and nine months ended December 28, 2014 was approximately $2.0 million and $4.9 million respectively. Amortization for acquired intangible assets was approximately $0.8 million for both the three and nine months ended December 29, 2013. The following table represents intangible assets and accumulated amortization:

	December 28, 2014
		Accumulated
	Gross	Amortization	Net
	(in thousands)
Developed technology	$44,320	$6,719	$37,601
Customer relationships	1,560	260	1,300

Total intangible assets subject to amortization	$45,880	$6,979	$38,901

	March 30, 2014
		Accumulated
	Gross	Amortization	Net
	(in thousands)
Developed technology	$28,520	$1,980	$26,540
Customer relationships	1,560	93	1,467

Total intangible assets subject to amortization	$30,080	$2,073	$28,007

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated future amortization expense related to intangible assets at December 28, 2014 is as follows:

Estimated
Amortization
Fiscal Year	(in thousands)
2015 (remaining 3 months)	$2,034
2016	8,136
2017	8,136
2018	8,136
2019	8,136
Thereafter	4,323

Total	$38,901

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

Overview

Business Overview

We are the world’s leading provider of intelligent sensor system on chip (SoC) for Motion and Sound in consumer electronic devices. We entered the audio sensor (microphone) markets through the acquisition of the MEMS Microphone product line of Analog Devices, Inc., in fiscal 2014. In the second quarter of fiscal 2015, we acquired Movea, a leading provider of software for ultra-low power location, activity tracking and context sensing and Trusted Positioning, Inc. (TPI), an indoor/outdoor positioning software company.

Our intelligent sensor system on chip (SoC) for Motion and Sound solutions combine micro-electro-mechanical system (MEMS) motion sensors, such as accelerometers, gyroscopes, microphones and compasses, with mixed-signal integrated circuits (ICs) and proprietary algorithms and firmware that intelligently process, synthesize and calibrate the output of sensors for use by software applications via an application programming interface (API). Our devices are differentiated by their small form factor, high level of integration, performance, reliability and cost effectiveness. While our solutions have broad applicability, we currently target Mobile, Wearables, Smart Home, Industrial, and Automotive products. We utilize a fabless model, leveraging current CMOS and MEMS foundries and semiconductor packaging supply chains. We utilize a fabless model, leveraging current CMOS and MEMS foundries and semiconductor packaging supply chains.

Our current vision of Sensing Everything™ targets the consumer electronics and industrial markets with integrated Motion and Sound solutions that meet or exceed the performance and cost requirements of consumer electronics manufacturers, are easy to integrate and set industry performance benchmarks. Our ability to secure new customers depends on winning competitive processes, known as design wins. These selection processes are typically lengthy, and, as a result, our sales cycles will vary based on the market served, whether the design win is with an existing or a new customer and whether our product being designed into our customer’s device is a first generation or subsequent generation product. Because the sales cycle for our products is long, we can incur design and development support expenditures in circumstances where we do not ultimately recognize any net revenue. We do not receive long-term purchase commitments from any of our customers, all of whom purchase our products on a purchase order basis. While product life cycles in our target market vary by application, once one of our solutions is incorporated into a customer’s design, we believe that it will likely remain a component of the customer’s product for its life cycle because of the time and expense associated with redesigning the product or substituting an alternative solution. The trend is also supported by the increased likelihood that once a customer introduces one of our products into one of their devices, we believe they are likely to introduce it into others. Additionally, once a customer introduces one of our lower functionality sensors into their platforms, we believe they are more likely to adopt our more advanced integrated Motion and Sound solutions.

Net Revenue

We derive our net revenue from sales of our Motion and Sound solutions. We primarily sell our products through our worldwide sales organization to manufacturers of consumer electronics devices from whom we have secured a design win. We also sell our products through an indirect channel of distributors that fulfill orders for our products from manufacturers of consumer electronics devices, original design manufacturers and contract manufacturers. The majority of our products are shipped through distributors or contract manufacturers. When we reference customers in this report, we are referring to the manufacturers of consumer electronics devices that are the end customer that these intermediaries sell our products to or incorporate our products into finished products.

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013
	(in thousands)
Net revenue	$115,864	$66,684	$272,740	$193,534

Net revenue increased by $49.2 million, or 74%, in the third quarter of fiscal 2015 and increased by $79.2 million, or 41%, in the nine months ended December 28, 2014 compared to the corresponding periods of last year. The increases in net revenue were primarily due to higher volume shipments, partially offset by lower per unit average selling prices. Total unit shipments increased by 118% and 77% in the three and nine months ended December 28, 2014, respectively. Our overall average unit selling price for the three and nine months ended December 28, 2014 decreased 20% as a result of the change in our product mix and declines in average selling prices. We expect average unit selling prices for our products to decrease during their life cycles.

For the three months ended December 28, 2014, two customers accounted for 45% (Apple Inc., or Apple) and 24% (Samsung Electronics Co., Ltd., or Samsung) of net revenue. For the nine months ended December 28, 2014, two customers accounted for 29% (Apple) and 28% (Samsung) of net revenue. For the three months ended December 29, 2013, three customers each accounted for 32% (Samsung), 16% (Xiaomi Inc.) and 10% (LG Electronics Inc.) of total net revenue. For the nine months ended December 29, 2013, one customer accounted for 32% (Samsung) of net revenue.

Net Revenue by End Market

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013
	(in thousands)
Smartphone and tablet devices	$93,394	$55,594	$218,417	$149,515
% of net revenue	81%	83%	80%	77%
Gaming	$3,706	$4,437	$9,505	$16,044
% of net revenue	3%	7%	4%	8%
Optical image stabilization and other	$18,764	$6,653	$44,818	$27,975
% of net revenue	16%	10%	16%	15%

Net revenue growth and contribution to net revenue for the smartphone/tablet end market in the three and nine months ended December 28, 2014 reflects expansion of the smartphone portion of the handset market. The growth in the market for Optical image stabilization and other devices reflects increased adoption of our technologies in those devices during that time period.

Net Revenue by Geographic Region

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
Region	2014	2013	2014	2013
	(in thousands)
Korea	$33,012	$28,475	$96,984	$78,816
United States	56,871	10,103	94,323	41,161
China	16,879	1,663	46,784	14,722
Japan	5,109	6,848	14,842	21,509
Taiwan	2,417	18,642	15,212	31,224
Rest of world	1,576	953	4,595	6,102

	$115,864	$66,684	$272,740	$193,534

We report revenue by geographic region based upon the location of the headquarters of our customers. We primarily sell our products directly to customers and distributors in Asia and North America. We may be subject to economic and political events and other developments that impact our customers due to the regional customer concentration in Asia. For more information, see the section titled “Risk Factors — Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business”, referred to under Item 1A of Part I in our Annual Report on Form 10-K filed on May 29, 2014 with the SEC.

Gross Profit and Gross Margin

Gross profit is the difference between net revenue and cost of revenue and gross margin is gross profit as a percentage of sales.

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013
	(in thousands)
Gross profit	$50,396	$31,590	$112,913	$97,484
% of net revenue	43%	47%	41%	50%

Gross profit increased by $18.8 million, or 60%, in the third quarter of fiscal 2015 and increased by $15.4 million, or 16%, in the nine months ended December 28, 2014 compared to corresponding periods of last year. In the three months ended December 28, 2014, gross profit as a percentage of sales, or gross margin, decreased primarily due to lower average unit selling prices resulted from a shift of revenue mix towards lower margin, high volume customers. In the nine months ended December 28, 2014, gross margin decreased significantly primarily due to lower average unit selling prices resulted from a shift of revenue mix towards lower margin, high volume customers combined with a $8.1 million inventory charge largely related to excess and obsolete inventories.

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

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013
	(in thousands)
Research and development	$24,391	$14,522	$65,392	$32,446
% of net revenue	21%	22%	24%	17%

Research and development expense increased by $9.9 million, or 68%, in the three months ended December 28, 2014 compared to the corresponding period of last year. The increase in research and development expense were primarily attributable to a $3.5 million increase in employee compensation and benefits costs mainly due to an increase in headcount partially as a result of the acquisitions of Movea and TPI, a $2.2 million increase in stock-based compensation expense due to an increase in headcount, a $1.2 million increase in engineering supplies, $0.8 million increase in IT and infrastructure expenses, $0.8 million increase in contingent consideration expense related to the Movea and TPI acquisitions and a $0.7 million increase in outside services.

Research and development expense increased by $32.9 million, or 102%, in the nine months ended December 28, 2014 compared to the corresponding period of last year. The increase in research and development expense was primarily attributable to a $12.6 million increase in employee compensation and benefits costs due to an increase in headcount partially as a result of the acquisitions of Movea and TPI, a $6.6 million increase in engineering supplies, a $6.6 million increase in stock-based compensation expense due to an increase in headcount, $2.8 million increase in IT and infrastructure expenses, and a $2.5 million increase in outside services.

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

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013
	(in thousands)
Selling, general and administrative	$15,551	$15,663	$44,061	$36,243
% of net revenue	13%	24%	16%	19%

Selling, general and administrative expense decreased by $0.1 million, or 1%, in the three months ended December 28, 2014 compared to the corresponding period of last year. The decrease was primarily attributable to a decrease of $3.1 million in outside services due to the settlement with ST Microelectronics, Inc. in fiscal 2014, partially offset by a $1.2 million increase in stock-based compensation expense and a $1.2 million increase in employee compensation and benefits costs due to an increase in headcount.

Selling, general and administrative expense increased by $7.8 million, or 22%, in the nine months ended December 28, 2014 compared to the corresponding period of last year. The increase was primarily attributable to a $4.4 million increase in stock-based compensation expense due to an increase in headcount and a change in estimate of our stock award forfeiture rate and a $4.2 million increase in employee cash compensation and benefits costs due to an increase in headcount and an $0.8 million increase in depreciation expense partially offset by a decrease of $2.9 million in outside services due to the settlement with ST Microelectronics, Inc. in fiscal 2014,

Patent Litigation Settlement

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

Interest Expense

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013
	(in thousands)
Interest expense	(2,690)	(1,463)	(7,894)	(1,463)
% of net revenue	(2)%	(2)%	(3)%	(1)%

Interest (expense) increased by $1.2 million and $6.4 million in the three and nine months ended December 28, 2104, respectively, entirely attributable to interest expense related to the Convertible Senior Notes issued in the third quarter of fiscal year 2014.

Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013
	(in thousands)
Other income, net	(281)	(220)	1,099	73
% of net revenue	(0)%	(0)%	0%	0%

Other income (expense), net stayed flat for the three months ended December 28, 2014 and increased by $1.0 million for the nine months ended December 28, 2014 compared to the corresponding period of last year. The increase in other income for the nine months ended December 28, 2014 was primarily due to gain on equity investment in TPI of $0.9 million.

Income Tax Provision (Benefit)

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013
	(in thousands)
Income tax provision (benefit)	(2,738)	(2,599)	(1,856)	1,154
% of income (loss) before income tax	(37)%	18%	56%	9%

In the three and nine months ended December 28, 2014, we recorded an income tax provision (benefit) of ($2.7) million and ($1.9) million, respectively. In the three and nine months ended December 29, 2013, the Company recorded an income tax provision (benefit) of $(2.6) million and $1.2 million, respectively. The provision for income taxes for the three and nine months ended December 28, 2014 differs from the U.S. statutory tax rate of 35% primarily due to the tax impact of earnings from foreign operations, non-deductibility of certain share-based compensation and the extension of the 2014 R&D Tax Credits. Earnings in countries where tax rates are lower than the U.S. notional rate contributed to the majority of the difference between the rate of our tax provision and the U.S. statutory tax rate. The Tax Increase Prevention Act of 2014 (H. R. 5771), signed into law by the President in December 2014, extends the 2014 R&D Tax Credits retroactively, is now set to expire at the end of calendar year 2014. The swing of the effective tax rate for the nine months ended December 28, 2014, compared to the same period in fiscal year 2013, due to amount of income before provision for income taxes in multiple jurisdictions, including the portion of our stock-based compensation that will not generate tax benefits, and the effect of acquisition and integration of those acquisition.

Included in our gross unrecognized tax benefits balance of $14.2 million at December 2014 are $11.6 million of tax positions which would affect income tax expense if recognized. As of December 28, 2014, approximately $2.6 million of unrecognized tax benefits would be offset by a change in valuation allowance. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur. As a result, these amounts are not included in the tables above.

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

Liquidity and Capital Resources

As of December 28, 2014, we had $172.4 million of cash, cash equivalents and investments. We believe our current cash, cash equivalents and investments will be sufficient to satisfy our liquidity requirements for the next 12 months. Our liquidity may be negatively impacted as a result of a decline in sales of our products due to a decline in our end markets, decrease in sales of our customers’ products in the market, or adoption of competitors’ products. Additionally, $47.0 million of the $65.1 million of cash and cash equivalents were held by our foreign subsidiaries as of December 28, 2014. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the United States, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

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

The change in cash and cash equivalents for the nine months ended December 28, 2014 and 2013 was as follows:

	Nine Months Ended
	December 28,	December 29,
	2014	2013
Net cash provided by operating activities	$15,063	$11,793
Net cash provided by (used in) investing activities	16,113	(239,967)
Net cash provided by financing activities	7,856	168,458

Net increase (decrease) in cash and cash equivalents	$39,032	$(59,716)

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended December 28, 2014 of $15.1 million is primarily due to non-cash expenses of $35.9 million partially offset by a net decrease in operating assets and liabilities of $19.4 million and a net loss of $1.5 million.

The non-cash expenses of $35.9 million consisted primarily of stock-based compensation of $22.9 million, depreciation and amortization of $12.3 million, non-cash interest expense of $5.6 million, partially offset by deferred income tax assets of $5.2 million. The net decrease in operating assets and liabilities of $19.4 million consisted primarily of increases in “Accounts receivable” of $34.3 million, partially offset by increases in “Accrued liabilities” of $8.2 million and decreases in “ Inventories” of $5.2 million. The increase in “Accounts receivable” is primarily attributable to an increase in net revenue.

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

Net Cash Provided By (Used In) Investing Activities

Net cash provided by investing activities in the nine months ended December 28, 2014 of $16.1 million primarily from the sale and maturity of available-for-sale investments of $112.7 million, partially offset by cash paid for acquisitions of $71.3 million (net of cash acquired), and purchase of property and equipment of $25.3 million.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the nine months ended December 28, 2014 of $7.9 million resulted primarily from the proceeds from the issuance of common stock on stock options exercises and ESPP purchases.

Net cash provided by financing activities in the nine months ended December 29, 2013 of $168.5 million resulted primarily from proceeds from debt issuance of $169.8 million, proceeds from issuance of call options of $25.6 million and proceeds from the issuance of common stock of $10.0 million, partially off-set by payment for purchase call options of $39.1 million.

Off Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 28, 2014, we were not involved in any unconsolidated SPE transactions

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 28, 2014:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Convertible senior notes obligations	$175,000	$—	$—	$175,000	$—
Interest on convertible senior notes obligations	11,762	3,054	5,932	2,776
Operating lease obligations	33,469	1,398	12,684	12,770	6,617
Purchase obligations	87,630	87,630	—	—	—

Total contractual obligations	$307,861	$92,082	$18,616	$190,546	$6,617

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

Included in our gross unrecognized tax benefits balance of $14.2 million at December 2014 are $11.6 million of tax positions which would affect income tax expense if recognized. As of September 2014, approximately $2.6 million of unrecognized tax benefits would be offset by a change in valuation allowance. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur. As a result, these amounts are not included in the tables above.

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

Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Dated: January 30, 2015	INVENSENSE, INC.

	By:	/s/ Mark P. Dentinger
Mark P. Dentinger
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 28, 2014 and March 30, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 28, 2014 and December 29, 2013, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for three and nine months ended December 28, 2014 and December 29, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 28, 2014 and December 29, 2013 and (v) Notes to Condensed Consolidated Financial Statements.