Form 10-K/A
period 2014-03-30
InvenSense Inc
filed 2015-04-14
CIK 1294924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 30, 2014

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 001-35269

INVENSENSE, INC.

(Exact name of registrant as specified in its charter)

Delaware	01-0789977
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1745 Technology Drive Suite 200, San Jose, CA 95110	94089
(Address of principal executive offices)	(Zip code)

(408) 988-7339

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value	New York Stock Exchange LLC

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

InvenSense, Inc. (the “Company” or “our”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended March 30, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on May 29, 2014 (the “Original Filing”). The purpose of this Amendment is solely to re-file Exhibits 31.1 and 31.2 to the Original Filing. In accordance with Rule 12b-15 of the Exchange Act, the Company has set forth the text of Item 15, as amended, in its entirety below.

Except as set forth in Part IV below and in any exhibits attached hereto, no other changes are made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing date of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b) Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit(s)	Filing Date
3.1	Form of Third Amended and Restated Certificate of Incorporation of InvenSense, Inc.	S-1	333-167843	3.5	August 25, 2011
3.2	Form of Third Amended and Restated Bylaws of InvenSense, Inc.	S-1	333-167843	3.7	August 25, 2011
4.1	Form of InvenSense, Inc.’s Common Stock Certificate.	S-1	333-167843	4.1	August 25, 2011
4.2	Indenture, dated November 13, 2013, between InvenSense, Inc. and Wells Fargo Bank, National Association.	8-K	001-35269	4.1	November 13, 2013
10.1†	InvenSense, Inc. 2004 Stock Incentive Plan, as amended, and related documents.	S-1	333-167843	10.1	June 28, 2010
10.2†	InvenSense, Inc. 2011 Stock Incentive Plan and related documents.	S-1	333-167843	10.2	August 25, 2011
10.3†	Form of Indemnification Agreement by and between the Company and each of its directors.	S-1	333-167843	10.16	August 25, 2011
10.4†	Offer Letter, between the Company and Stephen Lloyd, dated November 13, 2008.	S-1	333-167843	10.8	June 28, 2010
10.5†	Offer Letter, between the Company and Daniel Goehl, dated October 28, 2004.	S-1	333-167843	10.9	June 28, 2010
10.6†	Compensation Agreement, between the Company and Jim Callas, dated January 18, 2011.	S-1	333-167843	10.12	May 24, 2011
10.7†	Offer Letter, between the Company and Jim Callas, dated August 20, 2010.	S-1	333-167843	10.12.1	May 24, 2011
10.8†	Employment Agreement, between the Company and Alan Krock, dated as of May 31, 2011.	S-1	333-167843	10.13	August 25, 2011
10.9	Industrial Lease between the Company and AMB Property, L.P., dated June 13, 2007.	S-1	333-167843	10.13	June 28, 2010
10.10	First Amendment to Lease Agreement between the Company and AMB Property, L.P., dated June 26, 2009.	S-1	333-167843	10.14	June 28, 2010
10.11	Second Amendment to Lease Agreement between the Company and Prologis L.P., dated February 17, 2012.	8-K	001-35269	10.1	February 24, 2012
10.12†	Employment Agreement between the Company and Behrooz Abdi, dated October 23, 2012.	8-K	001-35269	10.1	October 23, 2012
10.13†	Executive Change in Control and Severance Agreement between the Company and Behrooz Abdi, dated October 23, 2012.	8-K	001-35269	10.2	October 23, 2012
10.14†	Transition and Release Agreement between the Company and Steven Nasiri, dated October 23, 2012.	8-K	001-35269	10.3	October 23, 2012
10.15†	Form of Executive Change in Control and Severance Agreement.	8-K	001-35269	10.1	May 21, 2014
21.1††	Subsidiary List.	10-K	001-35269	21.1	May 29, 2014
23.1††	Consent of Deloitte & Touche LLP.	10-K	001-35269	23.1	May 29, 2014
24.1††	Power of Attorney.	10-K	001-35269	24.1	May 29, 2014
31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*
32.1†††	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.	10-K	001-35269	32.1	May 29, 2014
101.INS††		XBRL Instance Document
101.SCH††		XBRL Taxonomy Extension Schema
101.CAL††		XBRL Taxonomy Extension Calculation Linkbase
101.DEF ††		XBRL Taxonomy Extension Definition Linkbase
101.LAB††		XBRL Taxonomy Extension Label Linkbase
101.PRE††		XBRL Taxonomy Extension Presentation Linkbase

†	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
††	Previously filed with our Annual Report on Form 10-K filed with the SEC on May 29, 2014.
†††	Previously furnished with our Annual Report on Form 10-K filed with the SEC on May 29, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

InvenSense, Inc.

Dated: April 14, 2015	By:	/s/ Mark Dentinger
Mark Dentinger
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2015	By:	/s/ Behrooz Abdi
Behrooz Abdi
Chief Executive Officer and Director (Principal Executive Officer)

Dated: April 14, 2015	By:	/s/ Mark Dentinger
Mark Dentinger
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Dated: April 14, 2015	By:
Amir Faintuch
Director

Dated: April 14, 2015	By:
Usama Fayyad
Director

Dated: April 14, 2015	By:
Emiko Higashi
Director

Dated: April 14, 2015	By:	/s/ Jon Olson*
Jon Olson
Director

Dated: April 14, 2015	By:	/s/ Amit Shah*
Amit Shah
Director

Dated: April 14, 2015	By:	/s/ Eric Stang*
Eric Stang
Director

Dated: April 14, 2015	By:	/s/ Tim Wilson*
Tim Wilson
Director

Dated: April 14, 2015	By:	/s/ Yunbei “Ben” Yu, Ph.D*
Yunbei “Ben” Yu, Ph.D
Director

*	Pursuant to Power of Attorney

By:	/s/ Behrooz Abdi
Behrooz Abdi
Chief Executive Officer and Director (Principal Executive Officer)

4