Form 10-K
period 2015-03-29
InvenSense Inc
filed 2015-05-28
CIK 1294924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 29, 2015

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 001-35269

INVENSENSE, INC.

(Exact name of registrant as specified in its charter)

Delaware	01-0789977
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

1745 Technology Drive, Suite 200, San Jose, California	95110
(Address of principal executive offices)	(Zip code)

(408) 501-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value	New York Stock Exchange LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Based on the closing sale price of the Common Stock on the New York Stock Exchange on the last day of our second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $1,527 million, which assumes 5,424 shares held by our former chief financial officer.

As of May 8, 2015, there were 91,029,000 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2015. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended March 29, 2015.

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

Overview

We are the pioneer and a global market leader in devices and related software for sensor system on chip (Sensor SoC) for the motion and sound markets. Our motion solutions detect and track an object’s motion in three-dimensional space. We assimilate information from gyroscopes, accelerometers, magnetometers (e.g., a compass), pressure sensors, and microphones to determine how a host device is moving, its direction, its elevation, and what it is hearing. We leverage our unique intellectual property in micro-electro-mechanical system (MEMS) design and manufacturing to reduce size, cost and power. Our proprietary algorithms improve speed and accuracy and our application programming interfaces (APIs) simplify the task of incorporating motion in end user applications.

While our solutions have broad applicability, we currently target the Mobile, Wearables, Smart Home, Gaming, Industrial, and Automotive markets. We utilize a fabless model, leveraging generally available CMOS and MEMS foundries and semiconductor packaging supply chains in combination with our own proprietary additions and improvements.

Our current strategy is to continue targeting consumer electronics and industrial markets with integrated motion and sound devices that meet or exceed the performance and cost requirements of customers, are easy to integrate and set industry performance benchmarks. Our ability to secure new customers depends on winning competitive processes, known as design wins. These selection processes are typically lengthy, and, as a result, our sales cycles will vary based on the market served, whether the design win is with an existing or a new customer and whether our product being designed into our customer’s device is a first generation or subsequent generation product. Because the sales cycle for our products is long, we can incur design and development support expenditures in circumstances where we do not ultimately recognize any net revenue for an extended period of time or at all. We do not receive long-term purchase commitments from any of our customers, all of whom purchase our products on a purchase order basis. While product life cycles in our target market vary by application, once one of our solutions is incorporated into a customer’s design, we believe that it will likely remain a component of the customer’s product for its life cycle because of the time and expense associated with redesigning the product or substituting an alternative solution or customer device certification protocols. This dynamic is also supported by the increased likelihood that once a customer introduces one of our products into one of their devices, we believe they are likely to introduce it into others. Additionally, once a customer introduces one of our lower functionality sensors into their platforms, we believe they will become more likely to adopt our more advanced integrated MotionTracking and audio devices.

We were incorporated in California in June 2003 and reincorporated in Delaware in October 2004. Our principal executive offices are located at 1745 Technology Drive Suite 200, San Jose, CA 95110. Our telephone number is (408) 501-2200. Our website is located at www.invensense.com and our investor relations website is located at ir.invensense.com

Our fiscal year is a 52 or 53 week period ending on the Sunday closest to March 31. Our three most recent fiscal years ended on March 29, 2015 (“fiscal year 2015”), March 30, 2014 (“fiscal year 2014”) and March 31, 2013 (“fiscal year 2013”). Fiscal years 2015, 2014 and 2013 were each comprised of 52 weeks.

Our net revenue was $372.0 million, $252.5 million, and $208.6 million for fiscal years 2015, 2014 and 2013, respectively, and our net income (loss) was $(1.1) million, $6.1 million and $51.7 million for these periods, respectively.

We utilize a fabless business model, which means we work with third parties in Asia to provide both wafer fabrication as well as assembly packaging services, while the critical test and calibration functions are performed in our wholly owned subsidiary located in Hsinchu, Taiwan. We design our products and solutions in California, Massachusetts, China, Taiwan, Korea, Japan, France, Canada, Slovakia, and Italy. We sell our products to manufacturers of consumer electronics devices, original design manufacturers and contract manufacturers through our direct worldwide sales organization and through our channel of distributors. We are headquartered in San Jose, California and had 644 employees worldwide as of March 29, 2015.

Industry Background

Over the last decade, advances in technology have led to a rapid growth and proliferation of industrial and consumer electronics devices used for communication, entertainment, convenience and business that include sensor technology. In order to differentiate products and increase sales in intensely competitive markets, mobile, automotive, wearable, industrial and smart home electronics device manufacturers have been eager to adopt new sensor device-based features and functionalities, expand use cases and create new, compelling motion-, gesture- and sound-based interfaces and interactive experiences. Today, using motion, imaging, sound, and location sensor technologies, manufacturers have successfully introduced motion-based features which enable optical image stabilization, platform stabilization, gaming, navigation and health and fitness applications. More advanced motion sensing and voice and motion processing capabilities facilitate motion and sound based video gaming, voice and motion based device control, navigation, health and fitness and advanced display functionality. The momentum behind the adoption of motion and audio interfaces in consumer electronics and other applications illustrates how technology can change the way end-users interact with their electronics devices, as well as set expectations for future electronic products.

Key MEMS Based Motion and Audio Sensors

MEMS based motion sensors are widely adopted in consumer, industrial and automotive applications. Use of MEMS based audio sensors has grown significantly in the consumer electronics markets. While the size, power consumption, cost, manufacturing methods, calibration requirements, performance and other design complexities involved with MEMS motion and MEMS audio sensors have been steadily improving leading to the mass adoption in multiple markets.

We believe the following five principal types of sensors are important:

•

Accelerometers (G-sensors) measure linear acceleration and tilt angle. Single and multi-axis accelerometers detect the combined magnitude and direction of linear, rotational and gravitational acceleration. They can be used to provide motion sensing functionality. For example, a device with an accelerometer can detect rotation from vertical to horizontal state in a fixed location. As a result, accelerometers along with motion processing algorithms are primarily used for simple motion sensing applications in consumer devices, such as changing the screen of a mobile device from portrait to landscape orientation, pedometers and even activity classification.

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

Another use for gyroscopes is to measure jitter in hands or walking motion for image stabilization applications called Optical Image or Electronic Image Stabilization. The specialized gyros measure hand and body motion in two or three axis, which is then used to move optics and/or images electronically. Since body motions are angular, gyroscopes are the only type of motion sensors that can be used for precise low noise detection. The stabilization methods remove blur and/or jitter from still images and video streams which greatly enhance user satisfaction in smartphone, digital still, video, car and drone cameras.

•

Magnetic Sensors (Compasses) detect magnetic fields and measure their absolute position relative to the Earth’s magnetic north and nearby magnetic materials. Information from magnetic sensors can also be used to correct errors from other motion sensors, such as gyroscopes. One example of how compass sensors are used in consumer devices is reorienting a displayed map to match up with the general direction a user is facing. Many smartphones and tablet devices incorporate compasses to enable enhanced gaming and location-based applications.

•

Pressure Sensors (Barometers) measure relative and absolute altitude through the analysis of changing atmospheric pressure. Pressure sensors can be used in consumer devices for sports and fitness or location-based applications where information can be used for elevations or counting flights of stairs climbed to get a more accurate calorie count.

•

Audio Sensors (Microphones) detect audible sound, as well as ultrasound in some use cases. The audio signal received by a microphone is delivered to circuits that convert it to a digital signal to be processed, transmitted, played back or stored. Microphones are used in devices like mobile phones, digital still and video cameras, laptops, headsets, smart watches, remote controls, cars and even industrial applications. Multiple microphones are often used in mobile phones and cars to ensure high quality pick up of the desired audio signal.

The InvenSense Solution

We have developed proprietary, intelligent, integrated Sensor SoC devices that enable intuitive and immersive user interfaces using motion and audio. As a result of our modular and scalable platform architecture, our current and planned products span increasing levels of integration, from standalone single-chip gyroscopes to fully integrated multi-sensor, multi-axis, multi-core systems-on-chip. In fiscal years 2011 and 2012, the majority of our product volume was derived from our two-axis and three-axis gyroscopes. In September 2011, we announced that our six-axis Sensor SoC devices were available for high volume shipment and began shipments in our fourth quarter of fiscal year 2012. In January 2013, we announced that our nine-axis Sensor SoC devices were available and in February 2014, we announced the sampling of our seven-axis Motion Tracking platform. In January 2015, we announced the world’s first integrated motion sensor with multi-core processing that integrates a 6-axis MEMS sensor, tri-core sensor hub, embedded Flash and SRAM, and software framework.

Our Sensor SoC devices are comprised of several fundamental proprietary components:

•

Our MEMS-based motion sensors combined with our mixed-signal circuitry for signal processing provide the functionality required to measure motion in three-dimensional space. The high performance of our sensors is enabled by our proprietary fabrication platform.

•

Our MotionFusion technology consists of a low-power hardware acceleration engine we refer to as a Digital Motion Processor (DMP) and on-chip sensor algorithm firmware. MotionFusion technology calibrates the sensors in runtime and intelligently converts raw sensor data from multiple sensors into application-specific data for mobile applications. For example, MotionFusion can compute indoor/outdoor position for location-based services, user activity (e.g. running, walking, driving) and step count. MotionFusion can also assist camera subsystems to produce better quality photographs and video by reducing blur and jitter.

•

Our MotionApps platform provides application programming interfaces (API) that simplify access to complex functionality commonly needed by our customers while simultaneously accelerating integration of sensors into operating systems. This platform utilizes the output from the MotionFusion layer to enable system designers to use the sensor data in their applications without the need to understand detailed motion sensor outputs and develop related motion interface algorithms. We design our MotionApps platform to be interoperable with major mobile operating systems, such as Google’s Android and Microsoft’s Windows. In addition, we have developed numerous system level APIs for various third-party applications and motion sensors.

The competitive advantages of our technology and solutions are:

•

The foundation of our Sensor SoC devices is our patented fabrication platform, which enables integration of standard MEMS with CMOS (also known as CMOS-MEMS) in a small, cost-effective wafer-level solution. Combining a MEMS wafer with an industry standard CMOS wafer reduces the number of MEMS manufacturing steps, enables wafer-level testing, and the use of wafer-level packaging, thereby reducing back-end costs of packaging and testing and improving overall product yield and performance. In addition to our CMOS-MEMS process, we have developed low-cost, high-throughput proprietary test and calibration systems, which further reduce back-end costs. We believe we have pioneered a technological breakthrough in high-volume manufacturing of low-cost, high-performance MEMS motion processors. Combining this unique high-volume fabrication capability with our other core proprietary technologies, we are able to deliver our Sensor SoC devices with industry-leading integration and cost-effectiveness.

•

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

•

Our fabrication platform enables the integration of multiple motion sensors, such as gyroscopes and accelerometers, on a single chip with processing capability. Our latest generation of Sensor SoC devices embed a three-axis gyroscope, three-axis accelerometer, pressure sensor, sensor hub processing, and algorithm firmware on the same chip, enabling a turn-key sensor subsystem. As a result of integrating multiple sensors, our products can eliminate the traditional calibration steps required with discrete solutions as well as offload the intensive motion interface computation requirements from the host processor. Over time, we believe we can integrate more advanced features and functionalities into our solution.

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

Our audio technology includes three core components: MEMS elements designed specifically for high-quality audio sensing; Application Specific Integrated Circuits (ASICs)—the circuits that take the raw sensor output and process it for transmission; and packaging technology, which is a very important part of the acoustic design of the microphone. We are one of the few microphone suppliers that develop all three components of the entire microphone, giving us better control of the overall acoustic system. This advantage allows us to better support our customers’ needs and deliver differentiated products to market. Besides standard MEMS microphones that have two separate “die” one for the MEMS element, and one for the ASIC, we have developed a patented CMOS-MEMS integrated platform for microphones, analogous to our inertial sensor technology.

Products

Motion tracking inertial sensor devices, such as those available from us, are rapidly becoming a key function in many consumer devices including smartphones, tablets, gaming consoles, and smart TVs as they provide an intuitive way for consumers to interact with their electronic devices by tracking motion in free space and delivering these motions as input commands. Accurately tracking complex user motions requires the use of motion sensors such as gyroscopes, accelerometers, compasses, and pressure sensors, fusing the sensor outputs into a single and accurate data stream for use as input commands in consumer electronics devices, and ongoing run-time calibration to ensure an optimal user experience.

Our 6-axis M-2 Series product family enables “Always-On”, high performance, context-aware and location tracking applications in handheld and wearable consumer electronics products. The M-2 Series product family also includes the world’s first integrated 7-axis MotionTracking SoC to combine a 3-axis gyroscope, 3-axis accelerometer and pressure sensor in the same silicon die. The M-2 Series also includes our third generation Digital Motion Processor™ (DMP™), capable of processing complex 9-axis MotionFusion algorithms and features a new autonomous run-time calibration feature to ensure tight performance tolerances over the lifetime of the product. The size advantage of the integrated 7- and 9-axis devices and now ultra-low power for “Always-On” applications, versus using higher power discrete devices for each sensor function, is compelling for space constrained applications, improved application performance and for better overall user experience.

Our most advanced motion products include our new FireFly™ product family, the first of which—the M-3 Series, is a tri-core device including an open platform, customer programmable processor as well Digital Motion Processors. The device comes with the InvenSense Framework, which provides our customers an easy to use platform for time to market while achieving strong performance characteristics. Our FireFly devices are targeted to multiple markets and are especially well suited for wearables and handsets providing a platform for customers to add value added features.

Microphones are key sensors in many consumer electronics devices. They provide the input for key use cases in some devices. For instance, a mobile phone’s key use case is transmission of speech; and the entire speech pickup is done by microphones, and their performance is critical to the user experience with mobile phone voice calls. Although communication is the primary purpose, as a sensor, microphones can help enhance the interaction with the devices by enhancing the information around context and location.

Patented Fabrication Platform

The cornerstone of our technology is our patented InvenSense Fabrication Platform, which we believe gives us a sustainable and differentiated competitive advantage. Our patented fabrication platform is a standard “six mask” MEMS-specific bulk silicon fabrication process that enables direct bonding of MEMS components with related signal conditioning and logic circuitry that are fabricated using standard complementary metal oxide semiconductor (CMOS) processes. CMOS is a pervasive semiconductor technology used by nearly every semiconductor vendor and available at many foundries for fabrication of semiconductor devices. MEMS is a well-established technology that leverages several fundamental principles of semiconductor fabrication to manufacture micron-size physical structures in small form factors. We use MEMS processes to create wafers containing the structural layers used for our motion and audio sensors, and standard CMOS fabrication technology to create wafers to provide drive and signal conditioning circuits, as well as the logic circuitry that processes sensor signals to deliver complete MotionTracking and audio devices.

One of the significant advantages of our patented fabrication platform is enabling the integration of standard MEMS with CMOS (also known as CMOS-MEMS) in a small, cost-effective wafer-level solution. Combining a MEMS wafer with an industry standard CMOS wafer reduces the number of MEMS manufacturing steps, enables wafer-level testing, and the use of wafer-level packaging, thereby reducing back-end costs of packaging and testing and improving overall product yield and performance. In addition to our CMOS-MEMS process, we have developed low-cost, high-throughput proprietary test and calibration systems, which further reduce back-end costs. We believe we have pioneered a technological breakthrough in high-volume manufacturing of low-cost, high-performance MEMS motion processors. Combining this unique high-volume fabrication capability with our other core proprietary technologies, we are able to deliver our Sensor SoC devices with industry-leading integration and cost-effectiveness. We have successfully employed our patented fabrication platform in the high-volume production of 150 mm and 200 mm wafers.

Markets and Customers

Our customers include several of the world’s largest mobile, automotive, wearable, industrial and smart home makers and many diverse smaller customers. These customers are in multiple market segments, including smartphones, tablets, wearables, console and portable video gaming devices, digital television and set-top box remote controls, fitness accessories, sports equipment, digital still cameras, automobiles, ultra-books, laptops, hearing aids, stabilization systems, tools, navigation devices, remote controlled toys and other household consumer and industrial devices.

Seasonality of Business

Our business is subject to seasonality because of the nature of our target markets. At present, virtually all of our motion interface products are sold in the consumer electronics market. Sales of consumer electronics tend to be weighted towards holiday periods and periods when our customers typically introduce their own new products. Many consumer electronics manufacturers typically experience seasonality in sales of their products. Holiday seasonality affects the timing and volume of orders for our products as our customers tend to increase production of their products that incorporate our solutions in the second and third quarters of our fiscal year in order to build inventories for the holiday season. Sales of our products tend to correspondingly and generally increase during these quarters and to significantly decrease in the fourth quarter of our fiscal year.

Backlog

Backlog refers to orders we received from our customers or distributors for delivery in the future. As of March 29, 2015, our backlog from customers was $64.3 million, compared to $29.1 million as of March 30, 2014. Due to the short period between receipt of orders and shipment of products to customers, backlog may not be a reliable indicator of future fiscal quarter or fiscal year sales.

Sales and Marketing

We sell our products through our direct worldwide sales organization and through our indirect channel of distributors to manufacturers of consumer electronics devices, original design manufacturers and contract manufacturers.

Our product marketing, business development and application solution engineering teams focus on leveraging our core sensor SoC devices for motion and sound devices across end markets. These teams are responsible for all new applications and market specific engagements, providing customized technical and application support, and identifying opportunities and strategic relationships. Furthermore, they work closely with ecosystem partners to further promote and enable the motion and audio interface market, an increasingly important component of our business development efforts. For example, these teams are engaged with leading application providers and may also engage with microcontroller suppliers, operating system platform vendors, independent software developers, and system solution platform vendors. Further, the technical marketing and application engineering teams actively engage with new customers during their design-in processes to educate them on the value proposition of our sensor system on chip devices, identify how they could utilize our solutions in their products and provide them with the most suitable solutions, application programming interfaces (APIs) and potential reference designs. We believe these activities could result in continued adoption of our intelligent sensor SoC devices by new customers.

We work directly with large original equipment manufacturer (OEM) customers and other manufacturers who influence product designs to assist them in developing solutions and applications that may lead to more demand for our products. Early adoptees in new market segments typically take six to twelve months to evaluate their need for motion interface before the start of any development activities, which typically take an additional six to twelve months. For customers that have already adopted motion interface, we typically undertake a shorter sales cycle. If successful, this process culminates in the use of our product in their system, which we refer to as a design win. Volume production can begin shortly after the design win. For our larger OEM customers, we believe that our direct customer engagement approach, ecosystem partnerships and adoption of our APIs into major software operating systems provides us with significant differentiation in the customer sales process by aligning us more closely with the changing needs of these OEM customers and their end markets. We actively utilize field application engineers as part of our sales process to better engage the customer with our products. To effectively service our other customers, we achieve greater reach and operating leverage by using manufacturers’ representatives and distributors.

Our external marketing strategy is focused on building our brand and driving customer demand for our motion and audio devices. Our internal marketing organization is responsible for branding, industry analyst relations, collateral generation, channel marketing developer and sales support activities. We focus our resources on programs, tools and activities that can be leveraged by our global channel partners to extend our marketing reach, such as sales tools and collateral, product awards and technical certifications, training, regional seminars and conferences, webinars and various other demand-generation activities.

Manufacturing

Substantially all of our wafers are currently provided by Taiwan Semiconductor Manufacturing Corporation, Limited (TSMC) and GLOBALFOUNDRIES Inc. For our MotionTracking devices, wafer foundries manufacture both the MEMS and CMOS wafers, perform the critical wafer level bonding step of our patented fabrication process and deliver the final combined CMOS-MEMS wafer product to our wholly owned subsidiary in Hsinchu, Taiwan for proprietary wafer level testing prior to forwarding to our assembly vendors. For our audio devices, wafer foundries manufacture both the MEMS and ASIC wafers and deliver the wafers to our assembly vendors for multi-chip packaging and final test. We currently outsource our assembly packaging operations primarily to Lingsen Precision Industries, Limited, Siliconware Precision Industries Co. Limited, Advanced Semiconductor Engineering, Inc. and Amkor Technology, Inc. The assembled products are then forwarded to our Taiwan facility for final calibration and outgoing functionality test and/or shipment to our customers or distributors.

Over the last three years, we have been able to increase our annual manufacturing capacity in order to meet the volume demands of our customers, as well as potential additional demand. We continued to expand our CMOS-MEMS manufacturing capacity in fiscal year 2015, shipping wafers in high volumes from both TSMC and GLOBALFOUNDRIES Inc., as well as expanding our captive wafer sort, sensor test, and calibration testing facilities in Taiwan.

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

•

In the area of MEMS development and design, we intend to expand our portfolio of products, exploring new ways of integrating various sensors in a monolithic processor that eliminates the need for discrete sensors. We are expanding our CMOS-MEMS integration beyond electrostatic sensing to include other types of transduction. We are also investing in the development of systems expertise in new markets and applications that leverage our core capabilities.

•

In the area of CMOS design and integration, our initiatives include developing analog and digital IC design capabilities and circuit development intellectual property to facilitate our MEMS development roadmap, improving our sensor performance, and adding new functions to our products.

•

In the area of software and algorithms, our software initiatives include expanding into open platforms that include both ARM and DSP based SoC’s running motion and audio features. Software initiatives include a SoC infrastructure on a software architecture that is modular, scalable, and easy to use, including sensor optimized tool chains. The result is an easy to use SoC that enables ultra-low power processing with advanced features. The algorithm initiatives include improvements in traditional motion fusion, as well as additional motion algorithms that incorporate higher level functionality such as context, activity classification, location, gestures, and imaging. Additionally, InvenSense Positioning Library (IPL) software delivers sensor assisted positioning in places where other geo-location technologies such as global navigation satellite system (GNSS) alone can’t provide desired accuracy or availability. The IPL incorporates important advancements that allow use of inertial sensors in typical smart phones to deliver continuous and accurate position, velocity, and orientation in driving and pedestrian use cases, even in GNSS challenged environments.

Through our research and development efforts, we intend to continually expand our portfolio of patents and to enhance our intellectual property position. As of March 29, 2015, we had 299 employees involved in research and development. Our engineering design teams are primarily located in Bratislava, Slovakia; Calgary, Canada; Milan of Italy; Shanghai, China; Boston and San Jose, United States. For fiscal years 2015, 2014, and 2013, we incurred $90.6 million, $48.4 million and $24.6 million, respectively, in research and development costs.

Intellectual Property Rights

We primarily rely on patent, trademark, copyright and trade secrets laws, confidentiality procedures, and contractual provisions to protect our technology. We focus our patent efforts in the United States, and, when justified by cost and strategic importance, we file corresponding foreign patent applications in strategic jurisdictions, such as Europe, the Republic of Korea, Taiwan, and China. We have more than 120 issued U.S. patents and 90 issued foreign patents which will expire between December 2016 and January 2033, and have more than 550 additional patent applications pending in the United States and foreign countries.

Our issued patents and certain of our pending patent applications relate to our patented fabrication platform, which allows us to reduce back-end costs and form factor, to create hermetically sealed cavities for MEMS sensors and to improve performance, reliability and integration, and to our sensor designs, which reduce sensitivity to interference from environmental sounds and vibrations, enabling higher performance and accuracy. In addition, we have issued patents and other pending patent applications that relate to mixed-signal circuits and architectures, which have a wide variety of applications, and to algorithms, software and application development for location, activity tracking and context sensing, and which (for example) facilitate offloading motion and other sensor interface computations from main application processors to our chips.

We intend to continue to file additional patent applications with respect to our technology and inventions. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if granted, there can be no assurance that these issued pending patent applications will provide us with protection. Our intellectual property strategy is to, where feasible, defend our intellectual property across the various aspects of our solution. While we license intellectual property and software libraries from third parties, none of these is fundamental to our MotionTracking and audio devices or fabrication platforms.

Employees

As of March 29, 2015, our total headcount was 644, comprised of 299 employees in research and development, 195 employees in manufacturing operations, 82 employees in sales and marketing, and 68 employees in a general and administrative capacity. None of our employees are represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Competition

We compete with companies that may have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. We currently and primarily compete with the following companies: Analog Devices, Inc., Epson Toyocom Corporation, Kionix, Inc. (a wholly owned subsidiary of Rohm Co., Ltd.), Knowles Corporation, MEMSIC, Inc., Murata Manufacturing Co., Ltd., Panasonic Corporation, Robert Bosch GmbH, Maxim Integrated Products, Inc., Sony Corporation and STMicroelectronics N.V. (STMicro). Currently, we believe STMicro is our primary competitor in the consumer motion sensing market. Over time, we expect continued competition from motion sensor competitors as well as competition from new entrants into the motion interface market.

The principal methods of competition of motion and sound technology include the following:

•	The design and volume production of new products that anticipate the motion/sound and integration needs of customers’ next generation products and applications.

•	Scalable operations to meet customers’ volume and timing demands.

•	A declining manufacturing and operating cost structure.

•	Identification of new and emerging markets, applications and technologies and developing products for these markets.

•	Product pricing points, performance and cost effectiveness.

•	The recruitment and retention of key employees.

•	Intellectual property, including patents and trademarks.

•	High product quality, reliability and customer support.

•	Financial stability.

•	Manufacturing, distribution and marketing capability.

•	Brand recognition.

•	Size of customer base.

•	Strength and length of key customer relationships.

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

Available Information

Our website address is www.invensense.com. The following filings are made available free of charge through our investor relations website when such reports are available on the SEC’s website: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements for our annual meetings of stockholders. We also provide a link to the section of the website at www.sec.gov that has all of our public filings, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements, and other ownership related filings. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

Our operating results are subject to substantial fluctuations due to a number of factors that could adversely affect our business and our stock price.

Our net revenue and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the receipt, reduction, cancellation or delay of significant orders by customers;

•	the gain or loss of a significant customer;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	delays in our customers’ ability to manufacture and ship products that incorporate our products caused by internal and external factors unrelated to our business and beyond our control;

•	new product announcements and introductions by us or our competitors;

•	incurrence of research and development and related new product expenditures;

•	seasonality or cyclical fluctuations in our markets;

•	fluctuations in manufacturing yields;

•	significant warranty claims, including those not covered by our suppliers;

•	write-downs of inventory for excess quantity, changes in business priorities, technological obsolescence and erosion in net realizable value;

•	changes in our product mix or customer mix;

•	intellectual property disputes;

•	loss of key personnel or the shortage of available skilled workers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products; and

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly or annual operating results. In addition, a significant amount of our operating expenses are relatively fixed in nature due to our significant sales, and research and development costs. Any failure to adjust spending quickly enough to compensate for a net revenue shortfall could magnify its adverse impact on our results of operations.

The average selling prices of our products have historically decreased over time and will likely continue to do so, which could have a material adverse effect on our net revenue and gross margins if we cannot reduce our costs.

We expect the average selling prices of our products to decrease as a result of several factors. We offer volume pricing discounts to our significant customers. These discounts may offset the revenue expected from such customers and impact our gross margins. In addition, competitive pricing pressures, new product introductions by our competitors, shifts in customers’ product architectures, and product end-of-life programs may cause a reduction in our average selling prices. We have experienced and may continue to experience substantial period-to-period fluctuations in future operating results due to the erosion of the average selling prices of our products. If we are unable to offset any reductions in our average selling prices by increasing our sales volumes, introducing new products with higher gross margins or implementing product manufacturing or internal cost reduction programs, our net revenue and gross margins will decline, which could have a material adverse effect on our results of operations.

We currently depend on a limited number of customers and distributors for a material portion of our net revenue, the loss of and a substantial reduction in orders, or default in payments from these customers would significantly reduce our net revenue, increase our credit risk and adversely impact our operating results.

Historically, large purchases by a relatively limited number of customers and distributors have accounted for a substantial portion of our revenue. Our revenue is generated on the basis of purchase orders with our customers and distributors rather than long-term purchase commitments. We expect that sales to these customers and distributors will continue to account for a substantial portion of our net revenue for the foreseeable future. The loss of, or a substantial reduction in orders and default in payments from any of these customers and distributors would have a significant negative impact on our business and our operating results. For fiscal 2015, two customers accounted for 30% and 28% of total revenue. For fiscal 2014 one customer accounted for 35% of total net revenue.

We are subject to order and shipment uncertainties, and differences between our estimates of customer demand and actual results could negatively affect our inventory levels, sales and operating results.

Changes in the customer demand for our products may affect our revenue, cost of goods sold, gross margin percentage and inventory level. Our products are manufactured by third-party manufacturers according to our estimates of customer demand, which requires us to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our aggregate estimates. Our limited visibility into future customer demand and the product mix could lead to inadequate or excess purchase of raw material, obsolete inventory which could adversely affect our net revenue, gross margin and operating results. Moreover, because products with motion interface platforms have only recently been introduced into many of our target markets, many of our customers could have difficulty accurately forecasting demand for their products and the timing of their new product introductions, which ultimately affects their demand for our products.

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

We face claims of intellectual property infringement from time to time and may face additional such claims in the future, which could be time-consuming and costly to defend or settle and, if adversely adjudicated, could result in the loss of significant rights.

The semiconductor and MEMS industries are characterized by companies that hold large numbers of patents and other intellectual property rights and that vigorously pursue, protect and enforce intellectual property rights. STMicroelectonics, Inc., one of our competitors, previously filed two lawsuits and an action before the United States International Trade Commission asserting that several of our products infringe its patents, although those lawsuits have been settled. A non-practicing entity asserted in litigation that one of our gyroscope products infringes a patent held by it. This matter was resolved. Another competitor has made generalized assertions of potential infringement and we have met with it to discuss the matter. We believe we do not infringe any valid and enforceable patent identified by this competitor; in addition, we have identified certain of our patents which the competitor may be infringing. Due to the nature and uncertainties of patent law, licensing and litigation, there can be no assurances of whether and how this matter will be resolved or the associated costs thereto. Related preliminary discussions are ongoing, though it is too early to assess the likelihood of any resolution (whether by mutual release, cross license or other terms) or if this matter will ultimately result in litigation, in which case future costs could be significant. In the future other third parties may assert against us and our customers and distributors, their patent and other intellectual property rights to technologies that are important to our business.

Claims that our products, processes or technology, including products, processes or technology provided by our manufacturers or suppliers about which we have no or limited knowledge, infringe third-party intellectual property rights, regardless of their merit or resolution, have been, and may continue in the future to be, costly to defend or settle and could divert the efforts and attention of our management and technical personnel. In addition, many of our customer and distributor agreements, including our agreement with our largest customer, require us to indemnify and defend our customers or distributors, as applicable, from third-party infringement claims and pay damages in the case of adverse rulings. Claims of this sort also could harm our relationships with our customers or distributors and might deter future customers from doing business with us. Indemnification from our manufacturers and suppliers may not be required or adequate to cover our damages and litigation costs. We do not know whether we will prevail in current assertions of potential infringement or in any future proceedings we may be involved in given the complex technical issues involved and the inherent uncertainties in intellectual property litigation. If any such assertions or proceedings result in an adverse outcome, we could be required to:

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

If we have significant inventories that become obsolete or cannot be sold at acceptable prices, our results may be negatively impacted.

Although we believe that we currently have made adequate adjustments for inventory that has declined in value, become obsolete, or is in excess of anticipated demand, there can be no assurance that such adjustments will be adequate. As our business has grown and our inventory levels have risen, and include items for which we may not have customer purchase orders when manufactured, requiring us to actively market and sell those products. If significant inventories of our products become obsolete, or are otherwise not able to be sold at favorable prices or without unjustifiable distraction from our other business priorities, our operating results could be materially affected.

Failure to achieve expected manufacturing yields for our products could negatively impact our operating results.

Manufacturing yields for our products may be negatively impacted by increasing product design complexity, increased integration, higher performance levels demanded by our customers and usage of MEMS process technology. We do not know whether a yield problem exists until our products are manufactured in high volume based on our design. As a result, yield deficiencies may not be identified until well into the production process. Because of our potentially limited access to wafer foundry capacity, decreases in manufacturing yields could result in an increase in our costs which would negatively impact our gross margin, cause us to fail to meet product delivery commitments and force us to allocate our available product supply among end customers. Lower than expected yields could harm our operating results, our customer relationships and our reputation.

We may not sustain our growth rate, and we may not be able to manage any future growth effectively.

We have experienced significant growth in a short period of time. Our net revenue increased from $153.0 million in fiscal 2012 to $372.0 million in fiscal 2015. We may not achieve similar growth rates in future periods. Our operating results for any prior quarterly or annual period should not be relied on as an indication of our future operating performance. If we are unable to maintain adequate net revenue growth, our financial results could suffer and our stock price could decline.

To manage our growth successfully, we believe we must effectively, among other things:

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

We face intense competition and we expect competition to increase in the future, which could have an adverse effect on our operating results, net revenue growth rate and market share.

The market for microphone and motion interface products is highly competitive, particularly in the market for consumer electronics, which is highly sensitive to price. In the market for consumer electronics, we compete to various degrees on the basis of our products’ size, price, integration, performance, product roadmap, and reliability. Competition may increase and intensify if more and larger semiconductor companies, or the internal resources of large, integrated original equipment manufacturers, or OEMs, enter our markets. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business and operating results.

Our primary competitors in most of our target markets are STMicroelectronics N.V. and Bosch Sensortec, a division of Robert Bosch GmbH. We also face competition from other integrated and fabless semiconductor manufacturers, from in-house development organizations within some of our potential customers and from smaller companies specializing in MEMS, microphone and motion-sensing products, including those that provide sensor products offering less functionality at a lower cost, such as accelerometers and non-MEMS microphones. We also supply to large, sophisticated platform developers that may prefer to integrate less sophisticated sensors and to develop their own sensor interface application for developers, marginalizing the total solution we offer. Additionally, competitors that have traditionally focused on industrial or automotive applications for MEMS sensors may pursue the consumer electronics market, thus intensifying competition for our products. We expect competition in the markets in which we participate to increase in the future as existing competitors improve or expand their product offerings.

Most of our current competitors have longer operating histories, significantly greater resources, greater brand recognition and a larger base of customers than we do. Some of our competitors also have in-house, vertically integrated manufacturing capabilities. In addition, these competitors may have greater credibility with our existing or prospective customers and in some cases are already providing components for products to such existing and prospective customers that may in the future include motion and microphone devices. Moreover, many of our competitors have been doing business with our customers or potential customers for a long period of time and have established relationships that may provide them with information regarding future market trends and requirements that may not be available to us. Additionally, some of our larger competitors may be able to provide greater incentives to customers through rebates and similar programs, particularly to win design opportunities in new product categories. Finally, some of our competitors with multiple product lines may bundle their products to offer customers a broader product portfolio at a more competitive price point. These factors may make it difficult for us to gain or maintain market share.

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

We do not have our own manufacturing facilities. We operate based on an outsourced manufacturing business model that utilizes third-party foundry and packaging capabilities. Relying on third-party manufacturing, assembly and packaging presents significant risks to us, including the following:

•	reduced control over delivery schedules, yields and product reliability;

•	price increases;

•	the unavailability of, or potential delays in obtaining access to, key process technologies;

•	the inability to achieve required production or test capacity and acceptable yields on a timely basis;

•	difficulties in establishing additional manufacturing suppliers if we are presented with the need to transfer our manufacturing process technologies to them;

•	shortages of materials;

•	misappropriation of our intellectual property; and

•	limited warranties on wafers or products supplied to us.

The performance of our third-party manufacturers is outside of our control. At present, we depend primarily upon TSMC and Global Foundries to manufacture most of our products. Although we are not obligated to purchase a specific volume of products from, or to contract with these manufacturers on an exclusive basis, we anticipate that we will be dependent on these manufacturers to supply a substantial portion of our products for the next several fiscal quarters. We expect that it would take approximately nine to 16 months to transition our manufacturing to new third-party manufacturers. Such a transition would likely require certain customers to qualify our new manufacturers. If one or more of our third-party contractors or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market, the reliability of our products and our reputation could suffer.

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

We rely on third-party foundries for our wafer fabrication, wafer bonding services, assembly and packaging services. We make substantially all of our purchases through purchase orders based on our own rolling forecasts, and our third-party manufacturers are not required to supply us products beyond these forecasted quantities. Beyond minimal capacity guarantees, most of our third-party manufacturers do not have any obligations to provide us with additional capacity on a timely basis.

We rely on our ecosystem partners to enhance our product offerings and our inability to continue to develop or maintain these relationships in the future would harm our ability to remain competitive.

Our strategy is to work closely with third parties, which we refer to as ecosystem partners, including developers of operating systems such as Android, developers of motion sensing applications, engineering services companies, and manufacturers of semiconductors with complementary functionality such as micro-controllers, application processors, and other sensors, in order to add features and improve time-to-market for customers, thereby taking advantage of our unique capabilities and encouraging potential customers to adopt our solutions. Continued growth in adoption of motion tracking solutions depends in part on activities of these ecosystem partners supporting the development of systems and applications that can fully utilize the capabilities of our products. If we are not able to maintain and develop our relationships with these third parties our ability to compete could be harmed.

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

We are particularly dependent upon the continued adoption of motion interface technology, including our MotionTracking devices, in mobile handheld devices, including smartphones and tablet devices. While smartphone manufacturers are incorporating advanced motion sensing functionality, including three-axis gyroscopes, into their devices, if applications that utilize this functionality are not further developed or if consumers do not find the applications provided by motion interface technology compelling, mobile device manufacturers may curtail their adoption of this technology. Consequently, our net revenue may fall short of our expectations and operating results could be adversely affected. Any unanticipated delay in the launch or decline in the volume of our customers’ smartphone and tablet device platforms into which we have been designed may negatively impact our operating results.

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

While the general market for handheld devices is very fragmented, a limited number of manufacturers command a relatively large share of the market for smartphones with enhanced functionality. All of these customers are large, multinational companies with substantial negotiating power relative to us over price and terms of supply. Securing design wins with any of these companies or other smartphone manufacturers requires a substantial investment of our time and resources. Some of these companies produce products that already include motion sensors and microphones, and they may decide not to adopt our sensor devices. Additionally, the smartphone market is subject to a unique set of industry dynamics, such as shorter design cycles and multiple devices and manufacturers. The smartphone market and the market for related peripheral products is highly competitive, and if we are unable to continue to successfully navigate these dynamics, if we are unable to adapt our products in response to any future changes in the requirements of the operating systems or if the products of manufacturers that choose to incorporate our solutions are not commercially successful, our net revenue may not grow and our operating results may be adversely affected.

Our sales are subject to a competitive selection process conducted by our prospective customers that can be lengthy and require us to expend significant resources, even though we ultimately may not be selected and revenue from being selected may be lower than anticipated.

The process of identifying potential new customers, developing their interest in our products, moving through their design cycle, obtaining a design win, obtaining purchase orders and entering into volume production is extremely time consuming. We compete during our customers’ product design and planning processes to achieve “design wins,” which refers to a customer’s decision to include one of our solutions in its products under development. These selection processes can be lengthy and time-sensitive and can require us to invest significant time and effort. Our products may not be selected during a customer’s design process, and we may not generate net revenue despite incurring expenses and devoting significant resources to achieving a design win, even after the customer has made its adverse selection but failed to inform us. Because the life cycles for our customers’ products can last several years and changing suppliers involves significant cost, time, effort and risk, our failure to be selected in a competitive design process can result in our foregoing net revenue from a given customer’s product line for the life of that product.

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

We rely on information technology systems, and failure of these systems to function properly or unauthorized access to our systems could result in business disruption.

We rely on information technology (“IT”) systems to manage our operations. We regularly evaluate these systems to make enhancement. We periodically implement new, or upgrade existing operational and IT system. Any delay in the implementation of, or disruption in the transition to systems could adversely affect our ability to record and report financial and management information on a timely and accurate basis.

Maintaining the security of our computer information systems and communication systems is a critical for us. We may be subject to unauthorized access to our IT systems through a security breach or attack. These systems are also subject to power and telecommunication disruption or other system failures. If we do not effectively resolve such issues, it may adversely impact our business, financial condition and results of operations.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our net revenue is not subject to foreign currency risk. Some of our operating expenses are incurred outside the United States, are denominated in foreign currency and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the New Taiwan Dollar. We do not currently hedge currency exposures relating to operating expenses incurred outside of the United States, but we may do so in the future. If we do not hedge against these risks, or if our attempts to hedge against these risks are not successful, our financial condition and results of operations could be adversely affected. We also may be indirectly affected by movements in exchange rates. For example, the recent strength of the US dollar against the Euro may result in our European-based competitors obtaining a cost advantage over us in negotiations with customers.

Our primary customers, our sales and support facilities, our testing facilities and our third-party manufacturers are located in regions that are subject to natural disasters, as well as in some cases geopolitical risks and social upheaval.

Currently, our wafer sort, final test and shipping operations, as well as the facilities of our third-party wafer manufacturing and assembly suppliers, are located in Singapore, Hong Kong, Taiwan, Thailand and the Philippines. Our largest customers are based in the United States, Korea, China and Japan. We have sales and support centers in China, Japan, the Republic of Korea, United Arab Emirates and Taiwan. In addition, our headquarters are located in Northern California. Thailand, Taiwan, the Republic of Korea and Japan are susceptible to earthquakes, tsunamis, typhoons, floods and other natural disasters, and have experienced severe earthquakes, typhoons and floods in recent years that caused significant property damage and loss of life. The Northern California area is also subject to significant risk of earthquakes.

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

Our product development efforts require us to incur substantial research and development expense. Our research and development expense was $90.6 million for fiscal year 2015 and $48.4 million for fiscal year 2014, and we anticipate that research and development expense will increase in the future. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

Sales to end customers in Asia accounted for and 63% of our net revenue in fiscal year 2015 and 87% of our net revenue in fiscal year 2014. In addition, approximately 42% of our employees are located in Asia, and substantially all of our products are manufactured, assembled or tested in Asia. Multiple factors relating to our international operations and to the particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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

In addition to the general cyclicality of the semiconductor and consumer electronics industries, our business is subject to seasonality because of the nature of our target markets. At present, virtually all of our motion interface products are sold in the consumer electronics market. Sales of consumer electronics tend to be weighted towards holiday periods, and many consumer electronics manufacturers typically experience seasonality in sales of their products. Seasonality affects the timing and volume of orders for our products as our customers tend to increase production of their products that incorporate our solutions in the first three quarters of our fiscal year in order to build inventories for the holiday season. Sales of our products tend to correspondingly increase during these quarters and to significantly decrease in the fourth quarter of our fiscal year. For example, our net revenue was $115.9 million for the third quarter of fiscal year 2015 and declined to $99.3 million for the fourth quarter of fiscal year 2015. We expect this seasonality to continue in future periods and, as a result, our operating results are likely to vary significantly from quarter to quarter.

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

In July 2014, we acquired 100% equity interest of Movea, S.A., (“Movea”) a French company based in Grenoble, France. In August 2014, we completed the acquisition of Trusted Positioning, Inc., (“TPI”), a Canadian corporation based in Calgary, Canada. In October 2013, we concluded the acquisition of the assets of Analog Devices, Inc.’s MEMS microphone business line, including carrying over 37 employees and support operations located in Wilmington, Massachusetts, Bratislava, Slovakia and Shanghai, China. We may experience difficulties integrating these operations with ours and may not realize the anticipated value of our investment in the acquired companies.

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

Further, there can be no assurance that any acquisition or license agreements we consummate will generate the expected returns and other projected results we anticipate. For example, we may incur costs in excess of what we anticipate, the acquisitions of product lines with lower operating margins than our existing business may reduce our overall lower operating margins, and acquisitions frequently result in the recording of goodwill and other intangible assets that are subject to potential impairments in the future that could harm our financial results. In addition, we could use substantial portions of our available cash or, subject to provisions of any existing indebtedness we have, incur additional debt, or issue additional equity securities in order to finance acquisitions, the result of which may be to constrain our access to cash for other purposes or result in dilution to our existing stockholders. As a result of these and other risks, if we fail to manage the pursuit, consummation and integration of acquisitions or license agreements effectively, our business could suffer.

Our debt obligations may be a burden on our future cash flows and cash resources.

In November 2013, we issued $175 million of 1.75% Convertible Senior Notes due 2018 (the “Notes”). Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under the Notes and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Notes or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Notes or future indebtedness.

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

Under Accounting Standards Codification 470-20 (ASC 470-20), Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our future financial results, the trading price of our common stock and the trading price of the Notes.

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

In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently, and in the future may be, the target of this type of litigation. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

Our corporate headquarters are located at 1745 Technology Drive in San Jose, California in a facility consisting of approximately 159,000 square feet of office space under a lease, which expires December 2019. We sublease approximately 59,000 square feet of the office space to third parties. Our corporate headquarters facility accommodates our product design, software engineering, sales, marketing, operations, finance, and administrative activities. We also occupy space in Hsinchu, Taiwan, under a lease that expires in December 2018, which serves as our wafer-sort and testing facility. We also lease sales and support offices in China, Japan, and the Republic of Korea and have research and development offices in the Slovak Republic, Canada, France, Italy and in Massachusetts. We currently do not own any real estate or facilities. We believe that our leased facilities are adequate to meet our current needs and expect to be able to lease additional or alternative facilities to meet our future needs.

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

On January 7, 2015 a purported shareholder filed a class action complaint in the U.S. District Court, Northern District of California against the Company and two of the Company’s current and former executives (the “Securities Case”). Jim McMillan, Individually and on Behalf of All Others Similarly Situated v. InvenSense, Inc., et al. Civil Action No. 3:15-cv-00084-JD. The complaint alleges that the defendants violated the federal securities laws by making materially false and misleading statements regarding our business results between July 29, 2014 and October 28, 2014, and seeks unspecified damages along with plaintiff’s costs and expenses, including attorneys’ fees. A second complaint, William Lendales v. InvenSense, Inc. et al., Case No. 3:15-cv-00142-VC, was filed on January 12, 2015, by a different purported shareholder, in the same court, setting forth substantially the same allegations. A third complaint, Plumber & Steamfitters Local 21 Pension Fund v. InvenSense, Inc., et al., Civil Action No 5:15-cv-00249-BLF, was filed on January 16, 2015, by a different purported shareholder, in the same court, setting forth substantially the same allegations. A fourth complaint, William B. Davis vs. InvenSense, Inc., et al., Civil Action No. 5:15-cv-00425-RMW, was filed on January 29, 2015, by a different purported shareholder, in the same court, setting forth substantially the same allegations. A fifth complaint, Saratoga Advantage Trust Technology & Communications Portfolio v. InvenSense et al., Case No. 3:15-cv-01134, was filed on March 11, 2015. The Company has undertaken an evaluation of these complaints. In light of the unresolved legal issues, while a loss is reasonably possible, the amount of any potential loss cannot be estimated. At this stage, the Company is unable to predict the outcome of this matter and, accordingly, cannot estimate the potential financial impact on the Company’s business, operating results, cash flows or financial position.

On January 13, 2015, another purported shareholder filed a shareholder derivative complaint against two of our current and former officers and several of our current directors in the U.S. District Court, Northern District of California (the “Derivative Case”). George Rollins, derivatively on behalf of InvenSense, Inc. v. Behrooz Abdi, et. al., Civil Action No 5:15-cv-00184-PSG. In this complaint, the plaintiff makes allegations similar to those presented in the Securities Case, but the plaintiff asserts various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment. A second complaint, Linda Karr, derivatively on behalf of InvenSense, Inc. v. Behrooz Abdi, et. al., Civil Action No. 5:15-cv-00200-NC, was filed on January 14, 2015, by a different purported shareholder, in the same court, setting forth substantially the same allegations. A third derivative complaint was filed in Santa Clara Superior Court, entitled Robert Bilbrey v. Behrooz Abdi et al., Case No. 1-15-CV-278742, was filed on March 20, 2015. The Company has undertaken an evaluation of these complaints. In light of the unresolved legal issues, while a loss is reasonably possible, the amount of any potential loss cannot be estimated. At this stage, the Company is unable to predict the outcome of this matter and, accordingly, cannot estimate the potential financial impact on the Company’s business, operating results, cash flows or financial position.

On May 16, 2012, and again on March 11, 2013 STMicroelectronics, Inc. (“STMicro”) filed patent infringement complaints (“ST Microelectronics Patent Litigation I and II”) against us, alleging infringement of certain of their patents (collectively, the “Asserted Patents”). STI alleged that certain lnvenSense MEMS products and services infringed one or more claims of the Asserted Patents. On July 9, 2012, we filed counterclaims against STI alleging infringement of certain of our patents. On February 9, 2014, we and STI settled and resolved all litigation and proceedings pending between us and STI for a one-time cash payment of $15.0 million to STI, and entered into a patent cross license agreement. The other terms of the settlement and the patent cross license agreement remain confidential and are not expected to have a material impact on our future results. This settlement and patent cross license resolves all outstanding legal proceeding between us and STMicro. The settlement resulted in recognition of a pre-tax charge of $15.0 million in fiscal year 2014.

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

Market Information

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “INVN”. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the NYSE:

	High	Low
Fiscal Year ended March 30, 2014
First Quarter	$15.94	$9.09
Second Quarter	$19.36	$14.99
Third Quarter	$21.82	$15.20
Fourth Quarter	$24.34	$17.76
Fiscal Year ended March 29, 2015
First Quarter	$23.82	$17.10
Second Quarter	$26.78	$19.25
Third Quarter	$21.94	$13.50
Fourth Quarter	$17.56	$13.19

As of March 29, 2015, we had approximately 50 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following graph shows a comparison of the cumulative total return for our common stock, the S&P 500 Index and the NYSE Composite Index from November 16, 2011 (the date our common stock commenced trading on the NYSE) through March 29, 2015. Such returns are based on historical results and are not intended to suggest future performance. Data for the S&P 500 Index and the NYSE Composite Index assume reinvestment of dividends.

These comparisons assume the investment of $100 on November 16, 2011 and the reinvestment of any dividends. The data below represents past performance and should not be an indication of future performance.

InvenSense Inc.

Total Return Performance

InvenSense Inc., S&P 500 Composite Index and the NYSE Composite Index

	Period Ending
	11/16/11	01/01/12	04/01/12	07/01/12	09/30/12	12/30/12	03/31/13	06/30/13	09/29/13	12/29/13	03/30/14	06/29/14	09/28/14	12/28/14	03/29/15
InvenSense Inc.	100	112	203	127	134	123	120	173	202	203	255	247	224	183	171
S&P 500 Index	100	102	115	112	119	116	131	135	143	156	158	168	171	181	179
NYSE Composite Index	100	101	112	107	114	116	128	129	138	148	151	159	158	161	161

Item 6.	Selected Financial Data.

We have derived the selected consolidated statement of income data for the fiscal years ended 2015, 2014, 2013 and 2012, respectively, and selected consolidated balance sheet data as of the March 29, 2015 and March 30, 2014, from our audited Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K. We have derived the statement of income data for the fiscal year prior to fiscal year 2012, and selected consolidated balance sheet data prior to March 31, 2013, from our audited Consolidated Financial Statements and related Notes not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any future period. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Income Data:

	Fiscal Years
	2015	2014	2013	2012	2011
Net revenue	$372,019	$252,533	$208,634	$152,967	$96,547
Costs of revenue(1)	216,160	127,724	97,937	67,571	43,647

Gross profit	155,859	124,809	110,697	85,396	52,900
Operating expenses:
Research and development(1)	90,623	48,431	24,648	19,672	15,826
Selling, general and administrative(1)	59,386	51,344	29,391	18,710	15,596
Litigation settlement	—	15,000	—	—	—

Total operating expenses	150,009	114,775	54,039	38,382	31,422

Income (loss) from operations	5,850	10,034	56,658	47,014	21,478
Change in fair value of warrant liabilities(2)	—	—	—	—	(4,025)
Interest (expense)	(10,553)	(4,012)	(2)	(22)	(16)
Other income, net	1,368	167	350	160	47

Other income (expense), net	(9,185)	(3,845)	348	138	(3,994)

Income (loss) before income taxes	(3,335)	6,189	57,006	47,152	17,484
Income tax provision (benefit)	(2,255)	70	5,301	10,205	8,137

Net income (loss)	(1,080)	6,119	51,705	36,947	9,347
Net income allocable to convertible preferred stockholders	—	—	—	20,618	7,716

Net income allocable to common stockholders	$(1,080)	$6,119	$51,705	$16,329	$1,631

Net income per common share allocable to common stockholders:
Basic	$(0.01)	$0.07	$0.62	$0.39	$0.09

Diluted	$(0.01)	$0.07	$0.59	$0.37	$0.08

Weighted average shares outstanding in computing net income per share allocable to common stockholders:
Basic	89,359	86,520	82,738	41,614	17,592

Diluted	89,359	89,928	87,359	47,011	22,202

(1)	Includes stock-based compensation expense as follows:

	Fiscal Years
	2015	2014	2013	2012	2011
Costs of revenue	$2,520	$1,296	$649	$325	$261
Research and development	14,183	6,218	2,753	1,474	946
Selling, general and administrative	13,801	8,510	5,117	1,889	983

Total stock-based compensation expense	$30,504	$16,024	$8,519	$3,688	$2,190

(2)	In connection with a financing transaction prior to fiscal 2010, the Company issued warrants to purchase shares of its then-outstanding Series A and B preferred stock. Prior to June 25, 2010, the warrants were marked to market as of the end of each reporting period with changes in the fair value being recorded within other income (expense) in the Company’s consolidated statements of income.

During the first quarter of fiscal 2011, the Company recorded an increase in the change in fair value of the warrants of $4.0 million. On June 25, 2010, the Company amended its Certificate of Incorporation to remove the provisions that had previously resulted in the outstanding preferred stock warrants being classified as a long-term liability. As a result of this amendment, the warrants were considered to be indexed to the Company’s stock and accordingly, the fair value of the warrant liability on the date of the amendment, $11.9 million, was reclassified into stockholders’ equity (as a component of the series of preferred stock into which the warrants were exercisable).

Upon completion of the Company’s initial public offering, the outstanding warrants to purchase convertible preferred stock were converted into warrants to purchase common stock.

Consolidated Balance Sheet Data:

	As of
	March 29, 2015	March 30, 2014	March 31, 2013	April 1, 2012	April 3, 2011
Cash and cash equivalents	$85,637	$26,025	$100,843	$153,643	$28,795
Short-term investments	129,919	91,307	77,040	4,129	9,280
Working capital	295,012	215,011	222,828	172,931	54,285
Long-term investments	—	128,755	22,442	—	—
Total assets	585,891	494,735	279,094	193,318	70,746
Total debt, including current portion	143,017	135,592	22	50	34
Convertible preferred stock	—	—	—	—	50,241
Common stock	262,677	215,958	158,108	136,792	5,762
Total stockholders’ equity	$359,501	$313,828	$249,947	$176,877	$59,141

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements for the year ended March 29, 2015 and the Notes to those statements included elsewhere in this Annual Report on Form 10-K.

Business Overview

We are the pioneer and a global market leader in devices and related software for sensor system on chip (Sensor SoC) for the motion and sound markets. Our motion solutions detect and track an object’s motion in three-dimensional space. We assimilate information from gyroscopes, accelerometers, magnetometers (e.g., a compass), pressure sensors, and microphones to determine how a host device is moving, its direction, its elevation, and what it is hearing. We leverage our unique intellectual property in micro-electro-mechanical system (MEMS) design and manufacturing to reduce size, cost and power. Our proprietary algorithms improve speed and accuracy and our application programming interfaces (APIs) simplify the task of incorporating motion in end user applications.

While our solutions have broad applicability, we currently target the Mobile, Wearables, Smart Home, Gaming, Industrial, and Automotive markets. We utilize a fabless model, leveraging generally available CMOS and MEMS foundries and semiconductor packaging supply chains in combination with our own proprietary additions and improvements.

Our current strategy is to continue targeting consumer electronics and industrial markets with integrated motion and sound devices that meet or exceed the performance and cost requirements of customers, are easy to integrate and set industry performance benchmarks. Our ability to secure new customers depends on winning competitive processes, known as design wins. These selection processes are typically lengthy, and, as a result, our sales cycles will vary based on the market served, whether the design win is with an existing or a new customer and whether our product being designed into our customer’s device is a first generation or subsequent generation product. Because the sales cycle for our products is long, we can incur design and development support expenditures in circumstances where we do not ultimately recognize any net revenue for an extended period of time or at all. We do not receive long-term purchase commitments from any of our customers, all of whom purchase our products on a purchase order basis. While product life cycles in our target market vary by application, once one of our solutions is incorporated into a customer’s design, we believe that it will likely remain a component of the customer’s product for its life cycle because of the time and expense associated with redesigning the product or substituting an alternative solution or customer device certification protocols. This dynamic is also supported by the increased likelihood that once a customer introduces one of our products into one of their devices, we believe they are more likely to introduce it into others. Additionally, once a customer introduces one of our lower functionality sensors into their platforms, we believe they will become more likely to adopt our more advanced integrated MotionTracking and audio devices.

Our net revenue increased to $372.0 million in fiscal year 2015 from $252.5 million in fiscal year 2014 and $208.6 million in fiscal year 2013, respectively. We achieved net income (loss) of $(1.1) million, $6.1 million and $51.7 million in fiscal years 2015, 2014 and 2013, respectively. At March 29, 2015, we had $215.6 million in cash, cash equivalents and investments.

Net Revenue

We derive our net revenue from sales of our sensor devices. We sell our products through a channel of distributors that fulfill orders for our products from manufacturers of consumer electronics devices, original design manufacturers and contract manufacturers. We also sell our products through our worldwide sales organization to manufacturers of consumer electronics devices from whom we have secured a design win. The sale may be executed with the manufacturer or via the manufacturer’s supply chain to their designated contract manufacturer.

	Fiscal Year
	2015	2014	2013
	(in thousands)
Net revenue	$372,019	$252,533	$208,634

Net revenue for fiscal year 2015 increased by $119.5 million, or 47%, year-over-year, primarily due to higher volume shipments to manufacturers of smartphones, tablet devices and camera modules incorporating optimal image stabilization, partially offset by lower per unit average selling prices. For fiscal 2015, total unit shipments increased by 83% and overall average unit selling price decreased by 19% year-over-year. We expect a continued trend of declining unit average selling prices for our products during their life cycles.

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

The majority of the Company’s products are shipped through its distributors or contract manufacturers, which are the legal counter-party to the sales. The Company does not refer to these intermediaries as our customers in this report. When the Company references customers, the Company is referring to the manufacturers of consumer electronics devices that are the end customer that these intermediaries sell the Company’s products to or that incorporate the Company’s products into finished products. These manufacturers of consumer electronics devices are categorized as our customers as they are responsible for selection of our sensors in their products.

For fiscal 2015, two customers accounted for 30% (Apple Inc., or Apple) and 28% (Samsung Electronics Co., Ltd., or Samsung) of net revenue. For fiscal 2014 one customer accounted for 35% (Samsung) of total net revenue. For fiscal 2013 three customers accounted for 24% (Samsung), 18% (Nintendo) and 11% (Quanta) of total net revenue. No other customer accounted for more than 10% of total net revenue for fiscal years 2015, 2014 or 2013.

Net Revenue by End Market

	Fiscal Year
	2015	2014	2013
	(in thousands)
Smartphone and tablet devices	$288,448	$199,535	$147,958
% of net revenue	78%	79%	71%
Optical image stabilization	$44,411	$16,932	$1,907
% of net revenue	12%	7%	1%
Gaming and other	$39,160	$36,066	$58,769
% of net revenue	10%	14%	28%

Net revenue growth for the smartphone and tablet end market in fiscal years 2015, 2014 and 2013 reflects significant expansion of the smartphone portion of the handset market and increased adoption of our technologies in those devices during that time period. Net revenue growth and contribution to total net revenue for the optimal image stabilization end market in fiscal years 2015, 2014 and 2013 primarily reflects increased adoption of our technology for optical image stabilization in smartphone camera modules. The net revenue decline and contribution to total net revenue for the gaming and other end market in fiscal years 2015, 2014 and 2013 primarily reflects a declining consumer market for console gaming and shift to mobile device and online gaming during that time period.

Net Revenue by Geographic Region

	Fiscal Year
Region	2015	2014	2013
	(in thousands)
Korea	$130,807	$112,880	$69,874
United States	129,665	24,681	16,667
China	65,115	43,796	14,742
Japan	18,788	45,493	65,663
Taiwan	21,264	18,737	39,203
Rest of world	6,380	6,946	2,485

	$372,019	$252,533	$208,634

We report revenue by geographic region based upon the location of the headquarters of our customers. We primarily sell our products directly to customers and distributors in Asia and North America. Sales into Asia constituted 63% of our net revenue in fiscal year 2015 compared with 87% of our net revenue in fiscal year 2014 and 92% of our net revenue for the fiscal year 2013.

The net revenue increase in Korea, United States and China reflect growing demand for our products primarily by mobile device customers. The net revenue decrease in Japan primarily reflects a declining consumer market for console gaming due to a shift to mobile device and online gaming.

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

	Fiscal Year
	2015	2014	2013
	(in thousands)
Cost of revenue	$216,160	$127,724	$97,937
% of net revenue	58%	51%	47%

Cost of revenue for fiscal year 2015 increased by $88.4 million, or 69%, year-over-year, due primarily to an increase in unit sales of our products, amortization of acquisition-related intangible assets, stock-based compensation, inventory charges and lower manufacturing yields, partially offset by a decrease in the amortization of the fair value write-up of acquired microphone inventory and the improvements in unit cost driven by transition to smaller footprint products combined with continued improvements in our production efficiency.

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

Gross Profit and Gross Margin

Gross profit is the difference between net revenue and cost of revenue and gross margin is gross profit as a percentage of net revenue.

We price our products based on market and competitive conditions and periodically reduce the price of our products as market and competitive conditions change. Typically, we experience price decreases over the life cycle of our products, which may vary by market and customer. As a result, if we are not able to decrease the cost of our products in line with the price decreases of our products, we may experience a reduction in our gross profit and gross margin. Gross margin has been and will continue to be affected by a variety of factors, including:

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

•	the proportion of our products that are sold through direct versus indirect channels;

•	our ability to attain volume manufacturing pricing from our foundry partners and suppliers;

•	growth in our headcount and other related costs incurred in our organization; and

•	amortization of acquired developed technologies and fair value write-up of inventories.

	Fiscal Year
	2015	2014	2013
	(in thousands)
Gross profit	$155,859	$124,809	$110,697
% of net revenue	42%	49%	53%

Gross profit for fiscal year 2015 increased by $31.1 million, or 25%, year-over-year primarily due to an increase in unit sales of our products, partially offset by decreases in average selling price per unit sold for comparable products and inventory charges of $8.6 million largely related to older generation products for which the company chose to discontinue selling efforts, resulting in excess and obsolete inventories. The $8.6 million of inventory charges include $0.6 million of cancelation fees. Gross profit as a percentage of net revenue, or gross margin, decreased primarily due to lower average unit selling prices resulted from a shift of revenue mix towards lower margin, high volume customers and inventory charges. Lower manufacturing yields resulted from particular customer specifications also affected our gross margin.

We expect a significant portion of our revenue will continue to be derived from our largest customers. Our average unit selling prices tend to be lower for our largest customers. We expect lower average selling prices combined with lower yields as a result of more demanding specifications from these customers to continue to affect our gross margin for the foreseeable future. We expect gross margins to fluctuate during future periods due to changes in product mix, average unit selling prices, manufacturing costs, manufacturing yields, amortization of acquired intangible assets, levels of inventory valuation and excess reserves recorded, if any, and levels of product demand.

Gross profit for fiscal year 2014 increased by $14.1 million, or 13%, year-over-year, due to an increase in unit sales of our products, partially offset by decreases in average selling price per unit sold for comparable products. Gross margin decreased due to the effect of reductions in average selling price per unit sold for comparable products and changes in product mix sold, and the amortization of the fair value write-up of acquired inventory and the amortization of the fair value of acquired developed technology. The benefit of the sale of previously written down inventories for fiscal 2014 was $0.3 million.

Research and Development

Research and development expense primarily consists of personnel related expenses (including employee cash compensation and benefits, and stock-based compensation), contract engineering services, reference design development costs, development testing and evaluation costs, depreciation expense, amortization of certain acquisition intangibles and allocated occupancy costs. Research and development activities include the design of new products, refinement of existing products and processes and design of test methodologies, including hardware and software to ensure compliance with required specifications. All research and development costs are expensed as incurred. We expect our research and development expenses to increase on an absolute basis as we continue to expand our product offerings and enhance existing products.

	Fiscal Year
	2015	2014	2013
	(in thousands)
Research and development	$90,623	$48,431	$24,648
% of net revenue	24%	19%	12%

Research and development expense for fiscal year 2015 increased by $42.2 million, or 87%, year-over-year. The increase was primarily attributable to a $24.5 million increase in employee compensation and benefits costs mainly due to an increase in headcount in part from our acquisitions of Movea and TPI, a $9.2 million increase in equipment and supply costs used to support research and development activities, a $2.8 million increase in third party project and contractor costs associated with new product development, a $2.6 million increase in allocated occupancy costs due to expended facilities costs to support higher headcount, and a $1.4 million increase in depreciation costs related to increased capital equipment. Research and development headcount was 299 at the end of fiscal year 2015 and 194 at the end of fiscal year 2014. Additions to headcount including employees from our acquisition of Movea and TPI primarily supported expansion of new product and future technology development activities.

Research and development expense for fiscal year 2014 increased by $23.8 million, or 96%, year-over-year. The increase was primarily attributable to a $13.8 million increase in employee compensation and benefits due to an increase in headcount, a $3.0 million increase in equipment and supply costs used to support research and development activities, a $3.0 million increase in allocated occupancy costs due to higher headcount and a $2.6 million increase in third party project and contractor costs associated with new product development. Research and development headcount was 194 at the end of fiscal year 2014 and 118 at the end of fiscal year 2013. Additions to headcount primarily supported expansion of new product and future technology development activities and included 35 former employees of Analog Devices, Inc. who accepted employment as of November 1, 2013 with us in connection with our acquisition of the Analog Devices MEMS Microphone product line.

Selling, General and Administrative

Selling, general and administrative expense primarily consists of personnel related expenses (including employee cash compensation and benefits, and stock-based compensation), sales commissions, field application engineering support, travel costs, professional and consulting fees, legal fees, depreciation expense and allocated occupancy costs. We expect selling, general and administrative expenses to increase on an absolute basis in the future as we expand our sales, marketing, finance and administrative personnel.

	Fiscal Year
	2015	2014	2013
	(in thousands)
Selling, general and administrative	$59,386	$51,344	$29,391
% of net revenue	16%	20%	14%

Selling, general and administrative expense for fiscal year 2015 increased by $8.0 million, or 16%, year-over-year. The increase was primarily attributable to a $11.4 million increase in employee compensation and benefits costs mainly due to an increase in headcount, a $1.9 million increase in facility costs, offset partially by a decrease of $5.3 million in outside expenses due primarily to patent legal costs related to the settlement with ST Microelectronics, Inc. (“STMicro”) concluded in fiscal 2014. Selling, general and administrative headcount increased to 150 at the end of fiscal year 2015 from 132 in fiscal 2014. Additions to headcount primarily supported expanded geographic, customer and market opportunities for our products.

Selling, general and administrative expense for fiscal year 2014 increased by $22.0 million, or 75%, year-over-year. The increase was primarily attributable to a $12.2 million increase in legal costs due primarily to patent litigation and acquisition activities, a $6.0 million increase in employee cash compensation and benefits costs driven by an increase in the number of employees, a $1.2 million increase in outside service costs and a $1.4 million increase in allocated occupancy costs due to higher headcount. Selling, general and administrative headcount increased to 132 at the end of fiscal year 2014 from 102 year-over-year. Additions to headcount primarily supported expanded geographic, customer and market opportunities for our products.

Litigation Settlement

	Fiscal Year
	2015	2014	2013
	(in thousands)
Patent litigation settlement	$—	$15,000	$—
% of net revenue	—%	6%	—%

On February 9, 2014, we settled and resolved all litigation and re-examination proceedings pending between STMicro and us for a one- time cash payment of $15.0 million to STMicro, and entered into a patent cross license agreement. The other terms of the settlement and the patent cross license agreement remain confidential and are not expected to have a material impact on our future results. This settlement and patent cross license resolves all outstanding legal proceeding between us and STMicro. The settlement resulted in recognition of a pre-tax charge of $15.0 million in fiscal year 2014.

Income From Operations

	Fiscal Year
	2015	2014	2013
	(in thousands)
Income from operations	5,850	10,034	56,658
% of net revenue	2%	4%	27%

Income from operations for fiscal year 2015 decreased by $4.2 million, or 42%, year-over-year. As a percentage of net revenue, income from operations decreased by 2% year-over-year primarily due to decreased gross profit as a percentage of net revenue.

Income from operations for fiscal year 2014 decreased by $46.6 million, or 82%, year-over-year, primarily due to higher operating expenses of $60.7 million, partially offset by an increase in gross profit of $14.1 million. As a percentage of net revenues, income from operations decreased by 23%.

Interest (Expense)

	Fiscal Year
	2015	2014	2013
	(in thousands)
Interest (expense)	(10,553)	(4,012)	(2)
% of net revenue	(3)%	(2)%	(0)%

Interest (expense) increased by $6.5 million for fiscal year 2015 compared to fiscal year 2014 due to interest expense related to the Convertible Senior Notes issued which were outstanding five months in fiscal year 2014.

Interest (expense) increased by $4.0 million for fiscal year 2014 compared to fiscal year 2013 due to interest expense related to the Convertible Senior Notes issued in the third quarter of fiscal year 2014.

Other Income, Net

	Fiscal Year
	2015	2014	2013
	(in thousands)
Other income, net	1,368	167	350
% of net revenue	0%	0%	0%

Other income, net increased by $1.2 million, or 719%, for fiscal year 2015 compared to fiscal year 2014. The increase in other income, net was primarily due to the gain recognized on our equity investment in TPI of $0.9 million.

Other income, net decreased by $0.2 million, or 52%, for fiscal year 2014 compared to fiscal year 2013. The decrease in other income, net was primarily due to an increase in foreign currency losses.

Income Tax Provision (Benefit)

The provision for income taxes consists of our estimated Federal, State and foreign income taxes based on our pre-tax income. Our provision differs from the federal statutory rate primarily due to foreign tax differentials, research and development tax credits, and expenses that are not deductible such as certain stock based compensation.

	Fiscal Year
	2015	2014	2013
	(in thousands)
Income tax provision (benefit)	(2,255)	70	5,301
% of income (loss) before income tax	68%	1%	9%

In fiscal year 2015, we recorded an income tax benefit of $(2.3) million compared to an income tax provision of $0.1 million for fiscal year 2014. The benefit was primarily due to the research and development tax credits and the foreign rate differentials, and was negatively affected by an increase in non-deductible stock option expense, and other deductible federal tax attributes.

In fiscal year 2014, we recorded an income tax provision of $0.1 million compared to an income tax provision of $5.3 million for fiscal year 2013. The difference between fiscal year 2014 compared to fiscal year 2013, was primarily due to a lower effective tax rate resulting from foreign rate differentials and increased research and development tax credits, and was negatively affected by an increase in non-deductible stock option expense.

The provision for income tax differs from the amount computed by applying the federal statutory tax rate to income before income taxes as follows:

	Fiscal Year
	2015	2014	2013
	(in thousands)
Income tax provision at the federal statutory rate	35.0%	35.0%	35.0%
Research and development credits	90.7	(27.3)	(2.1)
Foreign tax rate differential	(27.3)	(22.0)	(25.8)
Non-deductible stock compensation	(27.3)	19.5	2.2
Other	(3.5)	(4.1)	—

Effective tax rate	67.6%	1.1%	9.3%

Over 90% of our revenue is derived from sales to destinations outside the U.S. A significant percentage of our pre-tax income in 2015, 2014 and 2013 was generated internationally, primarily from our Cayman Island subsidiary, which is currently a zero tax jurisdiction. Since 2011, our Cayman Island subsidiary has procured the rights to manufacture and sell our products in non-US locations via an intercompany technology license arrangement with its U.S. parent company. In addition, we have not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from our non-U.S. subsidiaries, as it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, and the tax regulations in each geographic region. We expect that a large percentage of our consolidated pre-tax income will continue to be derived from, and reinvested in, our overseas operations. We anticipate that this pre-tax income will continue to be subject to foreign tax at significantly lower tax rates when compared to the United States federal statutory tax rate.

Net Income

	Fiscal Year
	2015	2014	2013
	(in thousands)
Net income	(1,080)	6,119	51,705
% of net revenue	(0)%	2%	25%

Net income for fiscal year 2015 decreased by $7.2 million, or 118%, year-over-year. As a percentage of net revenue, net income decreased by 2% year-over-year primarily due to the decreased gross profit combined with increased interest expense, offset partially by income tax benefit.

Net income for fiscal year 2014 decreased by $45.6 million, or 88%, year-over-year, primarily due to increased operating expenses, as explained above, partially offset by increased net revenue and gross profit.

Quarterly Results of Operations and Seasonality

Tables setting forth our unaudited consolidated statements of operations for each quarter of fiscal years 2015 and 2014, may be found in Note 10, Quarterly Financial Data (Unaudited), in our Notes to Consolidated Financial Statements included later in this Annual Report on Form 10-K, which information is incorporated herein by reference. The quarterly data have been prepared on the same basis as the audited Consolidated Financial Statements and related Notes included later in this Annual Report on Form 10-K and include all adjustments consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the financial information set forth below.

Sales of certain electronic devices, such as smartphone and tablet models, video gaming consoles and portable video gaming devices, tend to be weighted towards holiday periods. As a result, historically, our customers in this market tend to increase production of products incorporating our solutions in the second and third quarters of our fiscal year in order to build inventories. Sales of our products tend to correspondingly increase during these periods and to be lower in the first and fourth quarters of the fiscal year. Additionally, some smartphone and tablet customers seasonally increase purchases of our products during certain times of year (principally spring and fall) when they typically introduce new models of their own products. We expect this seasonality to continue in future periods, although we expect the magnitude of holiday seasonality to decrease as we increase sales to manufacturers of smartphones and tablet devices relative to sales to gaming manufacturers. We believe the quarterly sales progression for smartphones devices is less subject to seasonality due to the fact that end customer demand is also driven by consumer upgrade cycles that typically occur throughout the year. We have limited visibility into future customer demand and the product mix that our customers will require, which could adversely affect our net revenue forecasts and operating margins.

In addition to the impact of competitive pricing pressures, we have also experienced fluctuations in gross profit generally due to variability in customer and product mix, levels of inventory valuation and excess reserves recorded as well as manufacturing cost efficiencies which can be influenced by fluctuations in manufacturing process yields as well as introductions of new less expensive to manufacture products. As a result of our acquisition of Movea and TPI in the second quarter of fiscal 2015, we have incurred expenses for the amortization of the fair value of acquired developed technology. As a result of our acquisition of the microphone business line of Analog Devices, Inc. in the third quarter of fiscal 2014, we have incurred expenses for the amortization of the fair value write-up of acquired inventory and the amortization of the fair value of acquired developed technology. Our products are manufactured by third-party manufacturers according to our estimates of future customer demand, of which we have limited visibility. If we inaccurately forecast demand for our products, we may be unable to obtain adequate and cost-effective foundry or assembly capacity from our third-party manufacturers to meet our customers’ delivery requirements, or we may accumulate excess inventories, which could adversely impact our gross margins.

Our operating expenses generally increased over the twelve quarters in fiscal years 2015, 2014 and 2013 in absolute dollars primarily as a result of our increase in headcount related to our acquisitions, our investment in the development of new products, and our corporate infrastructure to support higher levels of sales and operation as a public company.

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

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are to fund operating expenses, purchases of inventory, acquisition of property and equipment and business acquisition related activities. Cash used to fund operating expenses excludes the impact of non-cash items such as depreciation, amortization of intangible assets, non-cash interest expense and stock-based compensation and is impacted by the timing of when we pay these expenses as reflected in the change in our outstanding accounts payable and accrued expenses.

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

We believe our current cash, cash equivalents and investments along with net cash provided by operating activities, will be sufficient to satisfy our liquidity requirements for the next 12 months. We also believe our current cash, cash equivalents and investments positions us to pursue acquisitions if opportunities arise. Our liquidity may be negatively impacted as a result of a decline in sales of our products due to a decline in our end markets, decrease in sales of our customers’ products in the market, or adoption of competitors’ products. Additionally, $47.7 million of the $85.6 million of cash and cash equivalents was held by our foreign subsidiaries as of March 29, 2015. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the United States, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations including liquidity needs arising in the normal course of business and any cash debt service requirements.

Our “Cash and cash equivalents” balance increased by $59.6 million during the year ended March 29, 2015, primarily due to the sale and maturity of short-term and long-term investments, partially offset by acquisitions of businesses. The change in cash and cash equivalents for fiscal years 2015, 2014 and 2013 was as follows:

	Fiscal Year
	2015	2014	2013
	(in thousands)
Net cash provided by (used in) operating activities	$66,842	$(11,298)	$35,270
Net cash used in investing activities	(10,632)	(237,247)	(100,346)
Net cash provided by financing activities	3,402	173,727	12,276

Net increase (decrease) in cash and cash equivalents	$59,612	$(74,818)	$(52,800)

Total cash and cash equivalents accounted for 15% and 5% of total assets at March 29, 2015 and March 30, 2014, respectively.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities in fiscal year 2015 of $66.8 million compared with a net loss of $1.1 million primarily reflected non-cash expenses of $50.2 million and changes in operating assets and liabilities which generated cash of $17.8 million. The non-cash expenses were mainly comprised of stock-based compensation of $30.5 million, depreciation and amortization of $17.2 million, non-cash interest expense of $7.5 million, offset partially by deferred income tax assets of $5.5 million. The changes in our net operating assets and liabilities were comprised of a net increase of $16.1 million in “Accounts payable” and Accrued liabilities, a decrease of $8.8 million in “Prepaid and other current assets”, offset partially by an increase of $4.9 million in “Accounts receivable” and an increase of $2.1 million in “Inventories”. The $16.1 million increase in “Accounts payable” and “Accrued liabilities” was primarily due to price discounts to a customer and employee compensation accruals. The $8.8 million decrease in “Prepaid expenses and other current assets” was primarily due to tax refund received in fiscal year 2015. The $4.9 million increase in “Accounts receivable” and $2.1 million increase in “Inventories” were primarily due to business growth.

Net cash used in operating activities in fiscal year 2014 of $11.3 million primarily reflected net income of $6.1 million, and non-cash expenses of $23.1 million, which was more than offset by a net increase in operating assets and liabilities of $40.5 million. The net increase in operating assets and liabilities of $40.5 million consisted primarily of an increase in “Accounts receivable” of $8.9 million, an increase in “Inventories” of $44.2 million, an increase in “Prepaid expenses and other current assets” of $2.7 million, and an increase of “Other Assets” of $1.0 million partially offset by an increase in “Accounts payable” of $4.5 million and an increase in “Accrued liabilities” of $11.8 million. The movements in working capital were primarily based on the changes in “Accounts receivables, “Prepaid and other current assets” and “Inventories” resulting from our increase in sales volume and strategic decision to build inventory. Non-cash expenses of $23.1 million consisted primarily of depreciation and amortization of $6.6 million, stock-based compensation of $16.0 million and non-cash interest expense of $2.8 million, partially offset by $2.3 million change in deferred income taxes.

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

Net Cash Used in Investing Activities

Net cash used in investing activities in fiscal year 2015 of $10.6 million primarily reflected the Movea and TPI acquisitions of $71.3 million, purchase of available-for-sale investments of $55.8 million, and the purchase of property and equipment of $27.3 million, partially offset by the sale and maturity of available-for-sale investments of $146.0 million.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities in fiscal year 2015 of proceeds from the issuance of common stock of $10.4 million partially offset by certain payments of contingent consideration related to the Movea and TPI acquisitions of $7.1 million.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of March 29, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Convertible senior notes obligations	$175,000	$—	$—	$175,000	$—
Interest on convertible senior notes obligations	10,998	2,760	6,226	2,012
Operating lease obligations	30,541	5,425	12,157	11,458	1,501
Purchase obligations	50,816	50,816	—	—	—

Total contractual obligations	$267,355	$59,001	$18,383	$188,470	$1,501

Convertible senior notes and interest on convertible senior notes obligations relate to the convertible senior notes issued in November 2013. See Note 5 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a full description of the convertible senior notes.

Operating lease obligations consist of contractual obligations from agreements for non-cancelable office space, net of future minimum lease income. Minimum Sublease income from the third parties is approximately $1.3 million. The failure of the third party to comply with its obligations under the subleases, we remain contractually obligated, as primary lessee, under the lease.

Purchase obligations consist of the minimum purchase commitments made to contract manufacturers.

Included in our gross unrecognized tax benefits balance of $22.5 million at March 2015 are $20.4 million of tax positions which would affect income tax expense if recognized. As of March 2015, approximately $2.1 million of unrecognized tax benefits have been set up as our valuation allowance which represents State research credits and State net operating losses. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur. As a result, these amounts are not included in the tables above.

Warranties and Indemnification

In connection with the sale of products in the ordinary course of business, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and agree to indemnify customers against third-party claims for such infringement. Further, our certificate of incorporation and bylaws require us to indemnify our officers and directors against any action that may arise out of their services in that capacity. We have not been subject to any material liabilities under such provisions and therefore believe that our exposure for these indemnification obligations is minimal. Accordingly, we have no liabilities recorded for these indemnity agreements as of March 29, 2015.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 29, 2015, we were not involved in any unconsolidated SPE transactions.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. In accordance with Accounting Standards Codification (“ASC”) 350, the Company reviews goodwill for impairment at the reporting unit level on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed the first step of the two-step goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. The Company performed its annual impairment test during the quarter ended December 28, 2014 and determined that the fair value of its reporting unit was substantially in excess of its carrying value, and thus its goodwill was not impaired.

Intangible Assets

Intangible assets consist of developed technology and customer relationships, and in-process research and development resulting from the Company’s acquisition of MEMS microphone business of Analog Devices, Inc. (“ADI”) in fiscal 2014, Movea S.A and Trusted Positioning, Inc.in fiscal 2015 (see note 8) as well as patents acquired in fiscal 2015. Acquired intangible assets that are subject to amortization are developed technology and customer relationships and are recorded at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives. In-process research and development capitalized during business combination is amortized only after successful completion of project, over the expected useful life.

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

Income Taxes

We account for income taxes under the asset and liability approach. Under this approach, deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Valuation allowances are provided against deferred tax assets that are not likely to be realized. We assess the likelihood that we will be able to realize our deferred tax assets by considering positive and negative evidence such as historical levels of income or loss, recent earnings, projections of future income, customer concentration, pricing pressure, expectations and risks associated with estimates of future taxable income, ongoing prudent and practical tax planning strategies and other risks inherent in the semiconductor industry. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such a determination. As of March 29, 2015, we had approximately $11.5 million in net deferred tax assets (DTAs) of which $10.6 million represent the U.S portion of these DTAs. These U.S. DTAs include approximately $4.2 million related mainly to Research and Development Credits as well as other tax attributes in the sum of $6.4 million representing accrued expenses and stock based compensation that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. Realization of our deferred tax assets is dependent upon future federal, state and foreign taxable income. Many of those credit carryforwards will expire if they are not used within certain time periods. As of March 29, 2015, management determined that there is sufficient positive evidence to conclude that it is more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these credits could ultimately expire unused, especially if our U.S. entity does not make a taxable profit, which has been limited mainly due to stock option deductions since the company went public. Therefore, unless we are able to generate sufficient taxable income from our U.S. operations, a substantial valuation allowance to reduce our U.S. DTAs may be required, which would materially increase our expenses in the period the allowance is recognized and materially adversely affect our results of operations and statement of financial condition. Conversely, the foreign attributable net DTAs of roughly $0.9 million will continue to be utilized as those foreign entities are deemed to be profitable on an on-going basis due to the companies’ intercompany arrangements. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require possible material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

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

We have expanded our international operations and staff, and will continue to do so in the future, to better support our expansion in international markets. This business expansion has included an international structure that, among other things, consists of research and development cost-sharing arrangements, certain licenses and other contractual arrangements between us and our wholly owned foreign subsidiaries. These arrangements may result in a lower percentage of our pre-tax income being subject to a relatively higher U.S. federal statutory tax rate. As a result, our effective tax rate is expected to be lower than the U.S. federal statutory rate. However, the realization of any expected tax benefits is contingent upon numerous factors, including the judgments of tax authorities in several jurisdictions, and thus cannot be assured

We have not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as in general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. We have not made a provision for U.S. or additional foreign withholding taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration of approximately $99.8 million and $88.4 million at March 29, 2015 and March 30, 2014, respectively. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

Inventory Valuation

Our inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories include finished good parts that may be specialized in nature and subject to obsolescence. As our business has grown and our inventory levels have risen, and include items for which we may not have customer purchase orders when manufactured, requiring us to actively market and sell those products. We periodically review the quantities and carrying values of inventories to assess whether the inventories are recoverable. Write-down of inventory for excess quantity and technological obsolescence are charged to cost of revenues as incurred. Actual demand may materially differ from our projected demand, and this difference could have a material impact on our gross margin and inventory balances based on additional provisions for excess or obsolete inventory or a benefit from sales of inventory previously written down. Write-down amounts charged (credited) to cost of revenues for fiscal years 2015 and 2013 were $8.6 million and $(3.0) million, respectively. Write-down amounts charged to cost of revenues for fiscal year 2014 were insignificant.

Stock-Based Compensation

We measure the cost of employee services received in exchange for equity incentive awards, including stock options, based on the grant date fair value of the award. The fair value is estimated using the Black-Scholes option pricing model. The Black-Scholes model requires us to estimate certain key assumptions including future stock price volatility, expected term of the options, risk free rates, and dividend yields. Certain of our stock-based awards contained a market-based condition for vesting; these awards were valued using a Monte Carlo simulation analysis to model and value multiple possible outcomes. We also estimate potential forfeiture of equity incentive awards granted and adjust compensation expense accordingly. The estimate of forfeitures is adjusted over the estimated term to the extent that the actual forfeiture rate or expected forfeiture rate is expected to differ from these estimates. The resulting cost is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. We recognize compensation expense over the vesting period using the straight-line method and classify these amounts in the statements of income based on the department to which the related employee is assigned. For fiscal years 2015, 2014 and 2013, we recognized stock-based compensation of $30.5 million, $16.0 million and $8.5 million, respectively.

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

Interest Rate Risk

We had cash, cash equivalents and investments of $215.6 million at March 29, 2015, which was held for liquidity purposes. We do not enter into investments for trading or speculative purposes. At March 29, 2015, a 10% change in interest rates would not have a significant impact on our future interest income or investment fair value. At March 30, 2014, a 10% change in interest rates would have had an approximately $0.5 million impact on our future interest income or investment fair value. As of March 29, 2015, our cash, cash equivalents and investments were in money market funds, corporate notes and bonds, commercial paper and U.S. agency securities. Since the interest rate of our $175 million convertible debt is fixed, changes in interest rates will not impact on our future interest expense.

Foreign Currency Risk

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our net revenue is not subject to foreign currency risk. However, a portion of our operating expenses are incurred outside the U.S., are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the New Taiwan Dollar, Chinese Yuan and Korean Won. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of income. We recognized no significant foreign currency transaction gains or losses for fiscal years 2015, 2014 and 2013 related to fluctuations in foreign currency exchange rates.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control—Integrated Framework, 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of March 29, 2015.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of the Company’s internal control over financial reporting as of March 29, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 29, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

InvenSense, Inc.

San Jose, California

We have audited the internal control over financial reporting of InvenSense, Inc. and subsidiaries (the “Company”) as of March 29, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 29, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 29, 2015 of the Company and our report dated May 28, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

May 28, 2015

Item 9B.	Other Information.

On May 26, 2015, Tim Wilson resigned as a member of our board of directors effective upon the filing of this 10-K. Mr. Wilson served on the Nominating and Corporate Governance Committee and the Audit Committee. Mr. Wilson did not resign because of a disagreement with the Company.

PART III

We are incorporating by reference the information required by Part III of this Annual Report on Form 10-K from our proxy statement relating to our 2015 annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days after March 29, 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

InvenSense, Inc.

San Jose, California

We have audited the accompanying consolidated balance sheets of Invensense, Inc. and subsidiaries (the “Company”) as of March 29, 2015 and March 30, 2014, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 29, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Invensense, Inc. and subsidiaries at March 29, 2015 and March 30, 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 29, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 29, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 28, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

May 28, 2015

InvenSense, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	March 29, 2015	March 30, 2014
Assets
Current assets:
Cash and cash equivalents	$85,637	$26,025
Short-term investments	129,919	91,307
Accounts receivable	44,522	39,009
Inventories	75,105	73,032
Prepaid expenses and other current assets	14,950	19,587

Total current assets	350,133	248,960
Property and equipment, net	41,849	25,239
Intangible assets, net	45,508	35,360
Goodwill	139,175	50,952
Long-term investments	—	128,755
Other assets	9,226	5,469

Total assets	$585,891	$494,735

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,130	$18,964
Accrued liabilities	31,991	14,985

Total current liabilities	55,121	33,949
Long-term debt	143,017	135,583
Other long-term liabilities	28,252	11,375

Total liabilities	226,390	180,907

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value—20,000 shares authorized, no shares issued and outstanding at March 29, 2015 and March 30, 2014	—	—
Common stock:
Common stock, $0.001 par value—750,000 shares authorized, 90,894 shares issued and outstanding at March 29, 2015; 88,332 shares issued and outstanding at March 30, 2014	262,677	215,958
Accumulated other comprehensive (loss)	(4)	(38)
Retained earnings	96,828	97,908

Total stockholders’ equity	359,501	313,828

Total liabilities and stockholders’ equity	$585,891	$494,735

See accompanying notes to the consolidated financial statements.

InvenSense, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	Fiscal Years Ended
	March 29, 2015	March 30, 2014	March 31, 2013
Net revenue	$372,019	$252,533	$208,634
Costs of revenue	216,160	127,724	97,937

Gross profit	155,859	124,809	110,697
Operating expenses:
Research and development	90,623	48,431	24,648
Selling, general and administrative	59,386	51,344	29,391
Litigation settlement	—	15,000	—

Total operating expenses	150,009	114,775	54,039

Income (loss) from operations	5,850	10,034	56,658
Interest (expense)	(10,553)	(4,012)	(2)
Other income (expense), net	1,368	167	350

Income (loss) before income taxes	(3,335)	6,189	57,006
Income tax provision (benefit)	(2,255)	70	5,301

Net income (loss)	$(1,080)	$6,119	$51,705

Net income (loss) per share of common stock:
Basic	$(0.01)	$0.07	$0.62

Diluted	$(0.01)	$0.07	$0.59

Weighted average shares outstanding used in computing net income (loss) per share:
Basic	89,359	86,520	82,738

Diluted	89,359	89,928	87,359

See accompanying notes to the consolidated financial statements.

InvenSense, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Fiscal Years Ended
	March 29, 2015	March 30, 2014	March 31, 2013
Net income (loss)	$(1,080)	$6,119	$51,705
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax expense (benefit) of $19, $(48) and $28 in fiscal years 2015, 2014 and 2013, respectively	34	(88)	49

Comprehensive income (loss)	$(1,046)	$6,031	$51,754

See accompanying notes to the consolidated financial statements.

InvenSense, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except per share amounts)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
BALANCE—April 1, 2012	80,890	$136,792	$1	$40,084	$176,877
Issuance of common stock from restricted stock and vesting of restricted stock units	422	—	—	—	—
Issuance of common stock from exercise of stock warrants	299	81	—	—	81
Offering costs	—	22	—	—	22
Issuance of common stock from exercise of stock options	3,369	5,617	—	—	5,617
Excess tax benefit from stock-based compensation	—	7,077	—	—	7,077
Stock compensation relating to stock options issued to employees	—	8,519	—	—	8,519
Other comprehensive income	—	—	49	—	49
Net income				51,705	51,705

BALANCE—March 31, 2013	84,980	158,108	50	91,789	249,947
Issuance of common stock from restricted stock and vesting of restricted stock units	105	—	—	—	—
Issuance of common stock from exercise of stock warrants	90	—	—	—	—
Equity component of the convertible notes issuance	—	39,280	—	—	39,280
Equity component of the convertible notes issuance costs	—	(1,995)	—	—	(1,995)
Purchase of convertible note hedges	—	(39,118)	—	—	(39,118)
Issuance of common stock from exercise of stock options	3,221	14,410	—	—	14,410
Repurchase of restricted stock for tax withholding	(64)	(1,233)	—	—	(1,233)
Excess tax benefit from stock-based compensation	—	4,839	—	—	4,839
Stock compensation relating to stock options issued to employees	—	16,024	—	—	16,024
Proceeds from sale of warrant	—	25,643	—	—	25,643
Other comprehensive loss	—	—	(88)	—	(88)
Net income	—	—	—	6,119	6,119

BALANCE—March 30, 2014	88,332	215,958	(38)	97,908	313,828
Issuance of common stock from exercise of stock options	1,421	9,233	—	—	9,233
Issuance of common stock from restricted stock and vesting of restricted stock units	784	—	—	—	—
Issuance of common stock from Employee Stock Purchase Plan	170	2,195	—	—	2,195
Issuance of common stock from business acquisitions	236	5,703	—	—	5,703
Repurchase of restricted stock for tax withholding	(49)	(957)	—	—	(957)
Excess tax benefit from stock-based compensation	—	41	—	—	41
Stock-based compensation	—	30,504	—	—	30,504
Other comprehensive loss	—	—	34	—	34
Net income		—	—	(1,080)	(1,080)

BALANCE—March 29, 2015	90,894	$262,677	$(4)	$96,828	$359,501

See accompanying notes to the consolidated financial statements.

InvenSense, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Years Ended
	March 29, 2015	March 30, 2014	March 31, 2013
Cash flows from operating activities:
Net income (loss)	$(1,080)	$6,119	$51,705
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,203	4,492	1,998
Non-cash interest expense	7,505	2,854	—
Amortization of intangible assets	7,003	2,073	—
Write-off of in-process research and development	770	—	—
Loss on disposal of property and equipment	552	—	8
Gain on equity investment	(890)	—	—
Stock-based compensation expense	30,504	16,024	8,519
Deferred income tax assets	(5,484)	(2,337)	(348)
Tax effect of employee benefit plan	42	4,839	7,077
Excess tax benefit from stock-based compensation	(42)	(4,839)	(7,077)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,895)	(8,911)	(18,167)
Inventories	(2,072)	(44,164)	(11,522)
Prepaid expenses and other assets	8,778	(2,699)	(9,583)
Other assets	(135)	(1,013)	1,006
Accounts payable	3,122	4,474	7,592
Accrued liabilities	12,961	11,790	4,062

Net cash provided by (used in) operating activities	66,842	(11,298)	35,270

Cash flows from investing activities:
Acquisitions, net of cash acquired	(71,326)	(99,324)	—
Purchase of property and equipment	(27,315)	(17,207)	(5,071)
Purchase of patents	(2,120)	—	—
Sales and maturities of available-for-sale investments	145,974	86,233	20,979
Purchase of available-for-sale investments	(55,845)	(206,949)	(116,254)

Net cash used in investing activities	(10,632)	(237,247)	(100,346)

Cash flows from financing activities:
Proceeds from debt issuance, net of issuance costs	—	169,259	—
Payment for purchase of convertible notes hedge	—	(39,118)	—
Proceeds from sale of warrants	—	25,643	(390)
Proceeds from the issuance of common stock, net	10,425	13,115	5,617
Payments of long-term debt and capital lease obligations	(9)	(11)	(28)
Payment of contingent consideration	(7,056)	—	—
Excess tax benefit from stock-based compensation	42	4,839	7,077

Net cash provided by financing activities	3,402	173,727	12,276

Net increase (decrease) in cash and cash equivalents	59,612	(74,818)	(52,800)
Cash and cash equivalents:
Beginning of period	26,025	100,843	153,643

End of period	$85,637	$26,025	$100,843

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,960	$—	$2

Cash paid (received) for income taxes	$(5,855)	$183	$40

Noncash investing and financing activities:
Unpaid purchases of property and equipment	$1,070	$1,770	$1,845

Total contingent consideration from business acquisition	$16,034	$—	$—

Unrealized gain (loss) from available-for-sale investments	$(6)	$(59)	$77

Non-cash warrant exercises	$—	$90	$150

Proceeds receivable from the exercise of stock options	$108	$62	$—

See accompanying notes to the consolidated financial statements.

InvenSense, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Business

InvenSense, Inc. (the “Company”) was incorporated in California in June 2003 and reincorporated in Delaware in January 2004. The Company designs, develops, markets and sells sensor systems on a chip, including accelerometers, gyroscopes and microphones for the mobile, wearable, smart home, gaming, industrial, and automotive market segments. The Company delivers leading solutions based on its advanced motion and sound technology and is dedicated to bringing the best-in-class size, performance and cost solutions to market; targeting solutions such as: smartphones, tablets, wearables, console and portable video gaming devices, digital television and set-top box remote controls, fitness accessories, sports equipment, digital still cameras, automobiles, ultra-books, laptops, hearing aids, stabilization systems, tools, navigation devices, remote controlled toys and other household consumer and industrial devices.

Basis of Consolidation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The functional currency of each of the Company’s subsidiaries is the U.S. dollar. Foreign currency gains or losses are recorded as other income (expense), net, in the consolidated statements of income. During the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013, foreign currency losses were $198,000, $260,000 and $51,000, respectively.

Fiscal Year

The Company’s fiscal year is a 52 or 53 week period ending on the Sunday closest to March 31. The Company’s three most recent fiscal years ended on March 29, 2015 (“fiscal year 2015”), March 30, 2014 (“fiscal year 2014”) and March 31, 2013 (“fiscal year 2013”) were each comprised of 52 weeks.

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

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Available-for-Sale Investments

Securities with remaining maturities at the time of purchase of greater than three months are considered available for sale investments. If the securities have remaining maturities of less than twelve months from the balance sheet date they are classified as short-term investments in the Company’s consolidated balance sheets; if their maturities exceed twelve months beyond the balance sheet date, they are classified as long-term investments in the Company’s consolidated balance sheets. Available-for-sale securities are carried at fair value with temporary unrealized gains and losses, net of taxes, reported within “accumulated other comprehensive income (loss)” in the Company’s consolidated financial statements.

Available-for-sale investments are considered to be impaired when a decline in fair value is judged to be other than temporary. The Company considers available quantitative and qualitative evidence in evaluating potential impairment of its investments on a quarterly basis. If the cost of an investment exceeds its fair value, management evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. During fiscal 2015, fiscal 2014 and fiscal 2013, the Company did not identify any other than temporary impairments.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns and allowances. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company periodically reviews the need for an allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. The Company recorded bad debt expense of $26,000 during the year ended March 29, 2015. No allowance for doubtful accounts was recorded during the years ended March 30, 2014 and March 31, 2013. The reserve for sales returns and allowances is based on specific criteria including agreements to provide rebates and other factors known at the time, as well as estimates of the amount of goods shipped that will be returned. To determine the adequacy of the reserve for sales returns and allowances, the Company analyzes historical experience of actual returns as well as current product return information. During fiscal 2015, fiscal 2014 and fiscal 2013, the Company incurred charges related to its reserve for sales returns and allowances of $357,000, $134,000 and $84,000, respectively. At March 2015 and March 2014, the balances for the reserve for sales returns and allowances were $57,000, and $91,000, respectively.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents, investments, advances to vendors, accounts receivable and the Note Hedge (see Note 5). The Company limits exposure to credit loss by placing cash, cash equivalents and investments with major financial institutions within the United States that management assesses to be of high credit quality. The Company periodically reviews the credit worthiness of its customers and generally does not require collateral or other security to support accounts receivable. The Company has not experienced any significant losses on accounts receivables or on deposits of cash and cash equivalents for fiscal 2015, fiscal 2014 or fiscal 2013.

The majority of the Company’s products are shipped through its distributors or contract manufacturers, which are the legal counter-party to the sales. The Company does not refer to these intermediaries as our customers in this report. When the Company references customers, the Company is referring to the manufacturers of consumer electronics devices that are the end customer that these intermediaries sell the

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Company’s products to or that incorporate the Company’s products into finished products. These manufacturers of consumer electronics devices are categorized as our customers as they are responsible for selection of our sensors in their products. For accounting purposes, any disclosure about the composition of the Company’s accounts receivable refers to the intermediary, which is the legal counter-party in a particular contract, and any disclosure about the composition of the Company’s revenue (e.g., greater than 10% customers) refers to the end customers of both those intermediaries and the Company. Some of the Company’s intermediaries may serve as such for more than one or more of the Company’s customers. As a result, attempting to compare or correlate disclosures about our accounts receivable composition as of a particular date with the disclosures regarding revenues generated by our customers for the period ending on the same date can be difficult or misleading.

A distributor and a customer accounted for 38% and 26% of accounts receivable, respectively, at March 29, 2015. At March 30, 2014, three customers accounted for 28%, 19% and 19% of total accounts receivable. No other customers accounted for more than 10% of total accounts receivable at March 2015 or March 2014.

For fiscal 2015, a distributor and a customer accounted for 30% and 28% of total net revenue. For fiscal 2014 one customer accounted for 35% of total net revenue. For fiscal 2013 three customers accounted for 24%, 18% and 11% of total net revenue. No other customers accounted for more than 10% of total net revenue for fiscal 2015, fiscal 2014 or fiscal 2013.

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories include finished good parts that may be specialized in nature and subject to obsolescence. The Company periodically reviews the quantities and carrying values of inventories to assess whether the inventories are recoverable. The costs associated with write-downs of inventory for excess quantity and technological obsolescence are charged to cost of revenue as incurred. Actual demand may materially differ from the Company’s projected demand, and this difference could have a material impact on the Company’s gross margin and inventory balances based on additional provisions for excess or obsolete inventory or a benefit from sales of inventory previously written down. Write-down amounts charged (credited) to cost of revenues for fiscal years 2015 and 2013 were $8.6 million and $(3.0) million, respectively. Write-down amounts charged to cost of revenues for fiscal year 2014 were insignificant.

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

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. In accordance with Accounting Standards Codification (“ASC”) 350, the Company reviews goodwill for impairment at the reporting unit level on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. The Company performed the first step of the two-step goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. The Company performed its annual impairment test during the quarter ended December 28, 2014 and determined that the fair value of its reporting unit was substantially in excess of its carrying value, and thus its goodwill was not impaired. As of March 29, 2015, no events or changes in circumstances indicate the carrying value may not be recoverable.

Intangible Assets

Intangible assets consist of developed technology and customer relationships, and in-process research and development resulting from the Company’s acquisition of MEMS microphone business of Analog Devices, Inc. (“ADI”) in fiscal 2014 and Movea S.A and Trusted Positioning, Inc. in fiscal 2015 (see note 8) as well as patents acquired in fiscal 2015. Acquired intangible assets that are subject to amortization are developed technology and customer relationships and are recorded at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives. In-process research and development capitalized during business combination is amortized only after successful completion of project, over the expected useful life.

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

Warranty

The Company’s warranty agreements are contract and component specific and can be up to three years for selected components. The Company’s accrual for anticipated warranty costs has increased primarily due to an increase in unit sales volume and a commensurate increase in the volume of product returned under the warranty agreements. The accrual also includes management’s judgment regarding anticipated rates of warranty claims and associated repair costs. The following table summarizes the activity related to the product warranty liability during fiscal 2015, fiscal 2014 and fiscal 2013:

	Fiscal Year
	2015	2014	2013
	(in thousands)
Beginning balance	$80	$123	$361
Provision for warranty	221	59	60
Adjustments related to changes in estimate	193	(71)	(262)
Less: actual warranty costs	(153)	(31)	(36)

Ending balance	$341	$80	$123

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The Company primarily enters into sales transactions with distributors in which the distributor is purchasing product for an identified end customer. For these transactions, the Company recognizes net revenue upon either shipment or delivery to the distributor, depending upon when title transfers under the terms of the order. Pursuant to the terms and conditions contained in the agreement with its distributors, all sales to distributors purchased for an identified end customer are non-refundable, do not have rights to return product purchases except under the Company’s standard warranty terms, and do not include any price concessions or price protection.

Research and Development

Research and development activities are expensed as incurred.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for equity incentive awards, including stock options, based on the grant date fair value of the award. The fair value is estimated using the Black-Scholes option pricing model. The Black-Scholes model requires us to estimate certain key assumptions including future stock price volatility, expected term of the options, risk free rates, and dividend yields. Certain of our stock-based awards contained a market-based condition for vesting; these awards were valued using a Monte Carlo simulation analysis to model and value multiple possible outcomes. The Company also estimates potential forfeiture of equity incentive awards granted and adjust compensation expense accordingly. The estimate of forfeitures is adjusted over the estimated term to the extent that the actual forfeiture rate or expected forfeiture rate is expected to differ from these estimates. The resulting cost is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. The Company recognizes compensation expense over the vesting period using the straight-line method and classifies these amounts in the statements of income based on the department to which the related employee is assigned. See Note 6 “Stockholders’ Equity” for a description of our stock-based employee compensation plans and the assumptions the Company uses to calculate the fair value of stock-based employee compensation.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Fiscal Year
	2015	2014	2013
	(in thousands, except per share data)
Numerator:
Basic and Diluted
Net income (loss)	$(1,080)	$6,119	$51,705

Denominator:
Basic shares:
Weighted-average shares used in computing basic net income (loss) per share	89,359	86,520	82,738

Diluted shares:
Weighted-average shares used in computing basic net income (loss) per share	89,359	86,520	82,738
Effect of potentially dilutive securities:
Stock options and unvested restricted stock	—	3,367	4,445
Common stock warrants	—	41	176

Weighted-average shares used in computing diluted net income (loss) per share	89,359	89,928	87,359

Net income (loss) per share
Basic	$(0.01)	$0.07	$0.62
Diluted	$(0.01)	$0.07	$0.59

The following summarizes the potentially dilutive securities outstanding at the end of each period that were excluded from the computation of diluted net income per common share for the periods presented as their effect would have been antidilutive:

	Fiscal Year
	2015	2014	2013
	(in thousands)
Employee stock options	8,562	1,992	4,498
Unvested restricted stock units	3,699	1,338	110

Total antidilutive securities	12,261	3,330	4,608

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes certain changes in equity that are excluded from net income. Specifically, unrealized gains and losses are included in accumulated other comprehensive income (loss). During fiscal 2015, fiscal 2014 and fiscal 2013, comprehensive income (loss) included a combination of the current period net income and unrealized gain (loss) on available for sale investments.

Segment Information

The Company operates in one operating segment by designing, developing, manufacturing and marketing sensor systems on a chip. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by Financial Accounting Standards Board’s ASC 280 “Segment Reporting”. Enterprise-wide information is provided in accordance with ASC 280. Geographical revenue information is based on the location of our customers’ head offices. Property and equipment information is based on the physical location of the assets at the end of each fiscal period.

Property and equipment by country were as follows:

Country	March 29, 2015	March 30, 2014
	(in thousands)
Taiwan	$31,334	$16,902
United States	9,442	7,605
Other	1,073	732

	$41,849	$25,239

Net revenues from unaffiliated customers by country were as follows:

	Fiscal Year
Region	2015	2014	2013
	(in thousands)
Korea	$130,807	$112,880	$69,874
United States	129,665	24,681	16,667
China	65,115	43,796	14,742
Japan	18,788	45,493	65,663
Taiwan	21,264	18,737	39,203
Rest of world	6,380	6,946	2,485

	$372,019	$252,533	$208,634

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 provides

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

guidance that companies will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The standard requires public entities to apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2016, including interim reporting periods therein. On April 1, 2015, the FASB proposed for a one-year deferral of the effective date for this pronouncement. The Company then will be required to implement the new revenue recognition standard for the first quarter of fiscal year 2019. The Company is currently evaluating the impact on its consolidated financial statements.

On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company then will be required to implement the new revenue recognition standard for the first quarter of fiscal year 2017. The Company is currently evaluating the impact on its consolidated financial statements.

2.	Cash Equivalents and Available-for-sale Investments

At March 29, 2015, of the $85.6 million of the Company’s cash and cash equivalents, $61.6 million was cash, $24.0 million was cash equivalents, of which $22.0 million was invested in money market funds and $2.0 million was invested in corporate debt. At March 29, 2015, $47.7 million of the $85.6 million of cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the United States, the Company would be required to accrue and pay U.S. taxes to repatriate these funds. However, the Company’s intent is to indefinitely reinvest these funds outside of the United States, and the Company’s current plans for the foreseeable future do not demonstrate a need to repatriate them to fund U.S. operations. Additionally, as of March 29, 2015, the Company had short-term available-for-sale investments of $129.9 million which is held in the US entity.

At March 30, 2014, of the $26.0 million of the Company’s cash and cash equivalents, $15.3 million was cash and $10.7 million was cash equivalents invested in money market funds. At March 30, 2014, $9.8 million of the $26.0 million of cash and cash equivalents were held by our foreign subsidiaries. Additionally, as of March 30, 2014, the Company had short-term available-for-sale investments of $91.3 million and long-term available-for-sale investments of $128.8 million totaling $220.1 million which is held in the US entity. Long-term investments as of March 30, 2014 of $128.8 million had scheduled maturities between one and two years from the balance sheet date.

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

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Fair value measurements at each reporting date were as follows:

March 29, 2015:

Assets and liabilities measured at fair value on a recurring basis were presented in the Company’s consolidated balance sheet as of March 29, 2015.

	March 29, 2015 Balance	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3
	(in thousands)
Assets
Money Market Funds	$22,023	$22,023	$—	$—
Corporate Notes and Bonds	122,124	—	122,124	—
Commercial Paper	6,991	—	6,991	—
Municipal Notes and Bonds	302	—	302	—
U.S. Agency Securities	2,502	—	2,502	—

Total investments	$153,942	$22,023	$131,919	$—

Liabilities
Contingent consideration	$9,124	$—	$—	$9,124

Assets
Cash equivalents	$24,023	$24,023	$—	$—
Short-term investments	129,919	—	129,919	—
Long-term investments	—	—	—	—

Total investments	$153,942	$24,023	$129,919	$—

Liabilities
Accrued liabilities	$6,364			$6,364
Long-term liabilities	2,760			2,760

Total contingent consideration	$9,124	$—	$—	$9,124

	March 29, 2015 Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	March 29, 2015 Estimated FMV
Corporate Notes and Bonds	$122,131	$22	$(29)	$122,124
Commercial Paper	6,992	—	(1)	6,991
Municipal Notes and Bonds	302	—	—	302
U.S. Agency Securities	2,500	2	—	2,502

Total Available-for-sale investments	$131,925	$24	$(30)	$131,919

Money Market Funds				22,023

Total Aggregate Fair Value				$153,942

The fair values of money market funds were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate notes and bonds, commercial paper, and U.S. Agency Securities were derived from non-binding market consensus prices that are corroborated by observable market data.

There were no transfers of assets measured at fair value between Level 1 and Level 2 during fiscal 2015.

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Level 3 financial liabilities:

The following table provides a summary of changes in fair value of the Company’s contingent consideration categorized as Level 3 for the twelve months ended March 29, 2015:

March 29, 2015
(in thousands)
Beginning balance	$—
Add: Contingent consideration in connection with acquisitions	16,034
Payments made on contingent liabilities	(7,863)
Change in fair value and other	953

Ending balance	$9,124

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

An increase in the estimate of probability of meeting the milestones could result in a significantly higher estimated fair value of the contingent consideration liability. Alternatively, a decrease in the estimate of probability of meeting the milestones could result in a significantly lower estimated fair value of contingent consideration liability. As a result of meeting certain milestones, the Company raised the value of the liabilities by $0.8 million. No other changes were made to the probability estimates for the year ended March 29, 2015.

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

3.	Balance Sheet Details

Inventories

Inventories at March 29, 2015 and March 30, 2014 consist of the following:

	March 29, 2015	March 30, 2014
	(in thousands)
Work in process	$49,146	$58,641
Finished goods	25,959	14,391

Total inventories	$75,105	$73,032

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at March 29, 2015 and March 30, 2014 consist of the following:

	March 29, 2015	March 30, 2014
	(in thousands)
Prepaid expenses	$4,280	$3,495
Income tax receivable	1,398	5,932
Other receivables	2,675	5,356
Deferred tax assets	5,127	2,487
Other current assets	1,470	2,317

Total prepaid expenses and other current assets	$14,950	$19,587

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Property and Equipment

Property and equipment at March 29, 2015 and March 30, 2014 consist of the following:

	March 29, 2015	March 30, 2014
	(in thousands)
Production and lab equipment	$47,107	$25,890
Computer equipment and software	6,044	4,335
Equipment under construction	2,820	2,298
Leasehold improvements and furniture and fixtures	7,163	3,918

Subtotal	63,134	36,441
Accumulated depreciation and amortization	(21,285)	(11,202)

Property and equipment—net	$41,849	$25,239

Depreciation expense was $10.2 million, $4.5 million and $2.0 million for fiscal 2015, 2014, and 2013, respectively. Equipment under construction consists primarily of production and lab equipment. Equipment under construction is not subject to depreciation until it is available for its intended use. All of the equipment under construction is expected to be completed and placed in service by the end of fiscal 2016.

Accrued Liabilities

Accrued liabilities at March 29, 2015 and March 30, 2014 consist of the following:

	March 29, 2015	March 30, 2014
	(in thousands)
Contingent consideration, current portion	$6,364	$—
Payroll-related expenses	7,197	4,207
Bonuses	5,352	3,019
Legal fees	921	2,527
Accrued contractual coupon interest payable on convertible senior notes	1,252	1,158
Deferred revenue	1,584	800
Income tax payable	311	117
Other tax payable	768	—
Acquisition-related payable	1,380	—
Other accrued liabilities	6,862	3,157

Total accrued liabilities	$31,991	$14,985

Other Long-term Liabilities

Other long-term liabilities at March 29, 2015 and March 30, 2014 consist of the following:

	March 29, 2015	March 30, 2014
	(in thousands)
Long-term tax payable	$11,918	$8,513
Deferred tax liabilities	3,936	—
Deferred revenue	3,400	1,200
Deferred rent	3,630	1,662
Contingent consideration, noncurrent portion	2,760	—
Long-term debt	2,472	—
Other long-term liabilities	136	—

Total other long-term liabilities	$28,252	$11,375

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

4.	Commitments and Contingencies

Operating Lease Obligations

The Company has non-cancelable operating leases for its facilities through fiscal year 2022.

Future minimum lease payments, net of future minimum lease income, under operating leases as of March 29, 2015 are as follows:

Fiscal Years Ending:	Amount
(in thousands)
2016	5,425
2017	5,865
2018	6,292
2019	6,409
2020	5,049
Beyond	1,501

Total	$30,541

The Company’s lease agreements provide for rental payments which have certain lease incentives and graduated rental payments. As a result, the rent expense is recognized on a straight-line basis over the term of the lease. The Company’s rental expense under operating leases was approximately $5.2 million, $5.6 million and $2.0 million for fiscal 2015, fiscal 2014 and fiscal 2013, respectively. The Company’s rental income from sublease was approximately $0.3 million for fiscal 2015. No rental income from sublease was recorded for fiscal years 2014 and 2013.

Purchase Commitments

The Company has non-cancelable purchase commitments with its foundry vendors. Future minimum payments of $50.8 million under the purchase commitments as of March 29, 2015 are less then twelve months.

401(k) Savings Plan

In November 2004, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Company may make contributions to the plan at the discretion of the Board of Directors. During the fiscal years 2015 and 2014, the Company contributed $0.2 million and $43,000 to the plan, respectively.

Legal Proceedings and Contingencies

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

On January 7, 2015 a purported shareholder filed a class action complaint in the U.S. District Court, Northern District of California against the Company and two of the Company’s current and former executives (the “Securities Case”). Jim McMillan, Individually and on Behalf of All Others Similarly Situated v. InvenSense, Inc., et al. The complaint alleges that the defendants violated the federal securities laws by

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

making materially false and misleading statements regarding our business results between July 29, 2014 and October 28, 2014, and seeks unspecified damages along with plaintiff’s costs and expenses, including attorneys’ fees. A second complaint, William Lendales v. InvenSense, Inc. et al., was filed on January 12, 2015, by a different purported shareholder, in the same court, setting forth substantially the same allegations. A third complaint, Plumber & Steamfitters Local 21 Pension Fund v. InvenSense, Inc., et al., was filed on January 16, 2015, by a different purported shareholder, in the same court, setting forth substantially the same allegations. A fourth complaint, William B. Davis vs. InvenSense, Inc., et al., was filed on January 29, 2015, by a different purported shareholder, in the same court, setting forth substantially the same allegations. A fifth complaint, Saratoga Advantage Trust Technology & Communications Portfolio v. InvenSense et al., was filed on March 11, 2015. The Company has undertaken an evaluation of these complaints. In light of the unresolved legal issues, while a loss is reasonably possible, the amount of any potential loss cannot be estimated. At this stage, the Company is unable to predict the outcome of this matter and, accordingly, cannot estimate the potential financial impact on the Company’s business, operating results, cash flows or financial position.

On January 13, 2015, another purported shareholder filed a shareholder derivative complaint against two of our current and former officers and several of our current directors in the U.S. District Court, Northern District of California (the “Derivative Case”). George Rollins, derivatively on behalf of InvenSense, Inc. v. Behrooz Abdi, et. al. In this complaint, the plaintiff makes allegations similar to those presented in the Securities Case, but the plaintiff asserts various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment. A second complaint, Linda Karr, derivatively on behalf of InvenSense, Inc. v. Behrooz Abdi, et. al., was filed on January 14, 2015, by a different purported shareholder, in the same court, setting forth substantially the same allegations. A third derivative complaint was filed in Santa Clara Superior Court, entitled Robert Bilbrey v. Behrooz Abdi et al., was filed on March 20, 2015. The Company has undertaken an evaluation of these complaints. In light of the unresolved legal issues, while a loss is reasonably possible, the amount of any potential loss cannot be estimated. At this stage, the Company is unable to predict the outcome of this matter and, accordingly, cannot estimate the potential financial impact on the Company’s business, operating results, cash flows or financial position.

On May 16, 2012, and again on March 11, 2013 STMicroelectronics, Inc. (“STMicro”) filed patent infringement complaints against us, alleging infringement of certain of their patents (collectively, the “Asserted Patents”). STI alleged that certain lnvenSense MEMS products and services infringed one or more claims of the Asserted Patents. On July 9, 2012, we filed counterclaims against STI alleging infringement of certain of our patents. On February 9, 2014, we and STI settled and resolved all litigation and proceedings pending between us and STI for a one-time cash payment of $15.0 million to STI, and entered into a patent cross license agreement. The other terms of the settlement and the patent cross license agreement remain confidential and are not expected to have a material impact on our future results. This settlement and patent cross license resolved all outstanding legal proceeding between us and STI. The settlement resulted in recognition of a pre-tax charge of $15.0 million in fiscal year 2014.

The semiconductor and MEMS industries are characterized by companies that hold large numbers of patents and other intellectual property rights and that vigorously pursue, protect and enforce intellectual property rights. STMicroelectonics, Inc., one of the Company’s competitors, previously filed two lawsuits and an action before the United States International Trade Commission asserting that several of the Company’s products infringe the competitor’s patents, although those lawsuits have been settled. A non-practicing entity asserted in litigation that one of the Company’s gyroscope products infringes a patent held by the competitor. This matter was resolved. Another competitor has made generalized assertions of potential infringement and the Company has met with the competitor to discuss the matter. The Company believes it does not infringe any valid and enforceable patent identified by this competitor; in addition, the Company has identified certain of its patents which the competitor

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

may be infringing. Due to the nature and uncertainties of patent law, licensing and litigation, there can be no assurances of whether and how this matter will be resolved or the associated costs thereto. Related preliminary discussions are ongoing, though it is too early to assess the likelihood of any resolution (whether by mutual release, cross license or other terms) or if this matter will ultimately result in litigation, in which case future costs could be significant. In the future other third parties may assert against the Company and its customers and distributors, their patent and other intellectual property rights to technologies that are important to our business.

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

The Company indemnifies certain customers, distributors, suppliers and subcontractors for attorney fees and damages and costs awarded against such parties in certain circumstances in which the Company’s products are alleged to infringe third-party intellectual property rights, including patents, registered trademarks or copyrights. Indemnification costs are charged to operations as incurred. There were no indemnification costs for fiscal year 2015 and fiscal year 2013.

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

On or after August 1, 2018 until the maturity date, the Notes may be converted at the option of the holders. Holders may convert the Notes at their option prior to August 1, 2018 only under the following circumstances:

1) During any calendar quarter and only during such calendar quarter, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of $21.89 on each applicable trading day;

2) During the five business day period after any five consecutive trading day period in which the “trading price” per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or

3) Upon the occurrence of specified corporate events, including if there is a fundamental change as defined.

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

The Company separately accounts for the liability and equity components of the Notes. The initial debt component of the Notes was valued at $135.7 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 7.3%, with the equity component representing the residual amount of the proceeds of $39.3 million which was recorded as a debt discount. The issuance costs were allocated pro-rata based on the relative initial carrying amounts of the debt and equity components, including the Note hedges and warrants transactions described below. As a result, $2.5 million of the issuance costs was allocated to the equity component of the Notes, $3.0 million of issuance costs paid to the initial purchaser was accounted for as a debt discount and $0.25 million of the issuance costs was classified as other non-current assets. The debt discount and the issuance costs allocated to the debt component are amortized as additional interest expense over the term of the Notes using the effective interest method. As of March 29, 2015 the remaining amortization period of the debt discount and the issuance costs is 3.6 years. The effective interest rate of the Notes is 7.84% per annum (1.75% coupon rate plus 6.09% of non-cash accretion expense).

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

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The Note Hedges and Warrants above are classified in stockholders’ equity in the Company’s consolidated balance sheets.

The following table summarizes the principal amounts and related unamortized discount on the Notes (in thousands):

	March 29, 2015	March 30, 2014
	(in thousands)
Principal amount of the Notes	$175,000	$175,000
Unamortized discount on the Notes	31,983	39,417

Net carrying value	$143,017	$135,583

The following table presents the amount of interest expense recognized related to the Notes (in thousands):

	Fiscal Year
	2015	2014
	(in thousands)
Contractual coupon interest expense	$3,059	$1,158
Accretion of debt discount	7,435	2,835
Amortization of debt issuance costs	51	19

Total interest expense related to the Notes	$10,545	$4,012

The convertible notes issued by the Company in November 2013 are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market each period. The approximate fair value of the convertible notes as of March 29, 2015 was $169.5 million. The fair value of the convertible notes was determined using quoted market prices for similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

6.	Stockholders’ Equity

Stock Plans

In July 2011, the Company’s Board of Directors and its stockholders approved the establishment of the 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provides for annual increases in the number of shares

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

available for issuance there under on the first business day of each fiscal year, beginning with fiscal 2013, equal to four percent (4%) of the number of shares of the Company’s common stock outstanding as of such date, which resulted in an annual increase of 3.5 million shares for fiscal year 2015.

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

Stock option activities of the Company under the Plans are as follows (in thousands, except per share amounts):

	Options Available for Grant	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding—April 1, 2012	9,710	11,116	$4.31
Increase to stock option pool	3,236
Options granted	(4,057)	4,057	12.13
Exercised options	—	(3,369)	1.67
Cancelled options	1,309	(1,309)	8.53

Outstanding—March 31, 2013	10,198	10,495	$7.65
Increase to stock option pool	3,399
Options granted	(1,578)	1,578	16.14
Exercised options	—	(3,221)	4.47
Cancelled options	576	(576)	9.71

Outstanding—March 30, 2014	12,595	8,276	$10.37
Increase to stock option pool	3,533	—	—
Options granted	(1,916)	1,916	19.22
Exercised options		(1,421)	6.50
Cancelled options	464	(464)	11.89

Outstanding—March 29, 2015	14,676	8,307	$12.99	7.60	$29,817

Vested and expected to vest—March 29, 2015		7,476	$12.61	7.49	$28,783
Exercisable—March 29, 2015		3,634	$9.89	6.68	$21,006

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Additional information regarding options outstanding as of March 29, 2015 is as follows (in thousands except per share amounts):

	Options Outstanding			Options Exercisable
Exercise Prices	Number Oustanding at March 29, 2015 (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Number Exercisable at March 29, 2015 (in thousands)	Weighted- Average Exercise Price per Share
$0.08 - $10.10	2,068	5.7	$6.11	1,591	$5.28
$10.11 - $11.57	1,887	7.6	$11.36	903	$11.38
$11.85 - $17.49	2,077	8.1	$13.83	795	$13.43
$17.66 - $24.99	2,275	8.9	$19.83	345	$19.11

	8,307	7.6	$12.99	3,634	$9.89

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

The aggregate intrinsic value of the stock options exercised during fiscal 2015, fiscal 2014 and fiscal 2013 was $20.1 million, $39.4 million and $36.1 million, respectively. The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the estimated fair market value of the underlying common stock at the date of exercise.

The number of options expected to vest takes into account an estimate of expected forfeitures. As of March 29, 2015, the remaining unamortized stock-based compensation expense, reduced for estimated forfeitures and related to non-vested options, was $17.6 million to be amortized over a weighted-average remaining period of 2.4 years. Total unrecognized expense will be adjusted for future changes in estimated forfeitures.

The Company used the following weighted-average assumptions in determining stock-based compensation expense for option grants made during fiscal 2015, fiscal 2014 and fiscal 2013.

	Fiscal Year
	2015	2014	2013
Expected term (in years)	4.5 - 5.0	4.7	5.4
Volatility	41.4% - 45.9%	40.1% - 41.9%	42.7% - 48.5%
Risk-free interest rate	1.4% - 1.6%	0.6% - 2.7%	0.6% - 1.3%
Dividend rate	0%	0%	0%

The weighted-average grant date fair value of the Company’s stock options granted in fiscal years 2015, 2014 and 2013 was $7.16, $5.90 and $5.12 per share, prospectively.

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Market-based Awards

During fiscal 2013, the Company’s current chief executive officer was granted options to purchase up to 622,115 shares at $11.57 per share whose vesting is contingent upon meeting various price target thresholds that will trigger a four year ratable vesting period if the minimum twenty day closing stock prices cross thresholds of $15.00, $17.50 and $20.00, respectively. As of March 29, 2015, 212,000 shares of the granted options were exercisable. The exercise price of the options represents the stock price on the date of grant, and the options have a legal term of 10 years. The fair value of each option granted was estimated on the date of grant using a Monte Carlo Simulation analysis valuation model, assumes that price target thresholds will be achieved and results in an estimated term for the tranches ranging from 5.0 to 6.2 years. If the price target thresholds are not met, compensation cost is not reversed. The Company used the following assumptions in estimating the fair value of the shares; expected volatility 46.5%, expected dividends 0%, and risk-free rate of 0.8%. The weighted-average grant-date fair value of options granted during the period was $4.87 and is included in the stock option activities table above. During fiscal years 2015, 2014 and 2013, none of the market-based options were exercised. At March 29, 2015, there was $0.7 million of total unrecognized compensation cost reduced for estimated forfeitures and related to non-vested shares; that cost is expected to be recognized over a period of approximately 4 years.

Restricted Stock Units and Restricted Stock

Restricted stock unit and restricted stock activity of the Company under the Plans are as follows (in thousands, except per share amounts):

Restricted stock units and restricted stock activities	Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands, except per share amount)
Unvested at April 1, 2012	118	$12.47
Granted	750	12.08
Released	(8)	17.79
Forfeited	(54)	12.48

Unvested at March 31, 2013	806	12.05
Granted	2,952	17.28
Released	(251)	11.84
Forfeited	(182)	13.62

Unvested at March 30, 2014	3,325	16.63
Granted	1,989	19.01
Released	(888)	16.09
Forfeited	(396)	18.39

Unvested at March 29, 2015	4,030	$17.75

Restricted stock units and restricted stock granted to employees are generally subject to the employee’s continued service to the Company over that period. The fair value of restricted stock units and restricted stock is determined using the fair value of the Company’s common stock on the date of the grant. Compensation expense is generally recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. At March 29, 2015, there was approximately $47.7 million of total unrecognized compensation cost related to restricted stock units and restricted stock, which the Company expects to recognize over a weighted-average period of 2.9 years.

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

An aggregate of 400,000 shares of common stock were reserved for issuance to employees under the Purchase Plan. As of March 29, 2015, 170,000 shares had been purchased.

During fiscal 2015 and 2014, compensation expense recognized in connection with the Purchase Plan was $0.9 million and $0.2 million, respectively.

Stock-Based Compensation Expense

Total stock-based compensation costs for the Company’s stock plans for fiscal 2015, fiscal 2014 and fiscal 2013 are as follows:

	Fiscal Year
	2015	2014	2013
	(in thousands)
Cost of revenue	$2,520	$1,296	$649
Research and development	14,183	6,218	2,753
Selling, general and administrative	13,801	8,510	5,117

Total stock-based compensation expense	$30,504	$16,024	$8,519

Common Stock

As of March 2015 and March 2014, common stock reserved for future issuance was as follows (in thousands):

Common stock reserved for issuance	March 29, 2015,	March 30, 2014,
	(in thousands)
Stock plans
Outstanding stock options	8,307	8,276
Outstanding restricted stock units and restricted stocks	4,030	3,325
Reserved for future equity incentive grants	10,300	9,697

	22,637	21,298
Employee Stock Purchase Plan	230	400
Warrants to purchase common stock	7,995	7,995

Total common stock reserved for future issuances	30,862	29,693

7.	Income Taxes

In fiscal year 2015, we recorded an income tax benefit of ($2.3) million compared to an income tax provision of $0.1 million for fiscal year 2014. The benefit was primarily due to the research and development tax credits, a current year loss in the U.S., and was negatively affected by an increase in non-deductible stock option expense, and other deductible federal tax attributes.

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

The components of income before taxes are as follows:

	Fiscal Year
	2015	2014	2013
	(in thousands)
United States	$(12,723)	$(3,817)	$11,883
International	9,388	10,006	45,123

Income (loss) before provision for income taxes	$(3,335)	$6,189	$57,006

Income tax expense was comprised of the following:

	Fiscal Year
	2015	2014	2013
	(in thousands)
Current
Federal	$468	$1,658	$5,553
State	1	1	6
International	3,843	179	142

Total current	4,312	1,838	5,701

Deferred
Federal	(5,715)	(1,856)	(375)
State	—	—	(6)
International	(852)	88	(19)

Total deferred	(6,567)	(1,768)	(400)

Income tax provision	$(2,255)	$70	$5,301

The provision for income taxes differs from the amount computed by applying the statutory rates as follows:

	Fiscal Year
	2015	2014	2013
Income tax provision at the federal statutory rate	35.0%	35.0%	35.0%
Research and development credits	90.7	(27.3)	(2.1)
Foreign tax rate differential	(27.3)	(22.0)	(25.8)
Non deductible stock compensation	(27.3)	19.5	2.2
Other	(3.5)	(4.1)	—

Effective tax rate	67.6%	1.1%	9.3%

Over 90% of our revenues are derived from sales to customers located outside the U.S. A significant percentage of our pre-tax income in 2015, 2014 and 2013 was generated internationally, primarily from our Cayman Island subsidiary, which is currently a zero tax jurisdiction. Since 2011, our Cayman Island subsidiary has procured the rights to manufacture and sell our products in non-US locations via an intercompany technology license arrangement with its U.S. parent company. In addition, the Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries, as it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses,

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

and the tax regulations in each geographic region. We expect that a large percentage of our consolidated pre-tax income will continue to be derived from, and reinvested in, our overseas operations. We anticipate that this pre-tax income will continue to be subject to foreign tax at significantly lower tax rates when compared to the United States federal statutory tax rate.

The components of the deferred tax asset are as follows:

	March 29, 2015	March 30, 2014
	(in thousands)
Deferred tax assets:
Accrued expenses and reserves	$3,179	$1,769
Stock based compensation	4,081	2,167
Research and development credits	8,418	4,115
Net operating loss carryforwards	1,001	1,001

Gross Deferred tax assets	16,679	9,052
Valuation Allowance	(5,221)	(3,761)

Deferred tax assets, net of valuation allowance	11,458	5,291

Deferred tax liabilities:
Fixed Assets	(175)	(44)
Acquired Intangibles	(3,935)	—

Total deferred tax liabilities	(4,110)	(44)

Deferred tax assets, net of valuation allowance and deferred tax liabilities	$7,348	$5,247

As of March 29, 2015, we had approximately $11.5 million in net deferred tax assets (DTAs) of which $10.6 million represent the U.S portion of these DTAs. These U.S. DTAs include approximately $4.2 million related mainly to Research and Development Credits as well as other tax attributes in the sum of $6.4 million representing accrued expenses and stock based compensation that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. Realization of our deferred tax assets is dependent upon future federal, state and foreign taxable income. Many of those credit carryforwards will expire if they are not used within certain time periods. As of March 29, 2015, management determined that there is sufficient positive evidence to conclude that it is more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these credits could ultimately expire unused, especially if our U.S. entity does not make a taxable profit, which has been limited mainly due to stock option deductions since the company went public. Therefore, unless we are able to generate sufficient taxable income from our U.S. operations, a substantial valuation allowance to reduce our U.S. DTAs may be required, which would materially increase our expenses in the period the allowance is recognized and materially adversely affect our results of operations and statement of financial condition. Conversely, the foreign attributable net DTAs of roughly $0.9 million will continue to be utilized as those foreign entities are deemed to be profitable on an on-going basis due to the companies’ intercompany arrangements. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require possible material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

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

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

operations as of March 2015, as in general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. The Company has not made a provision for U.S. or additional foreign withholding taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration of approximately $99.8 million and $88.4 million at March 2015 and March 2014, respectively. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

As a result of certain realization requirements of ASC 718, Compensation—Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of March 29, 2015 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by approximately $7.5 million if and when such deferred tax assets are realized. The Company used ASC 740 ordering when determining when excess tax benefits have been realized.

At March 29, 2015, the Company had approximately $18.0 million of federal net operating loss carryforwards for next 20 years and the Company had approximately $7.7 million federal research and development tax credit available to carryforwards which will expire from FY2032 to FY2035.

At March 29, 2015, the Company had approximately $17.6 million of California state loss carryforwards. The California net operating loss carryforwards expire between 2017 and 2022. At March 2015, the Company had approximately $8.3 million California state research tax credit carryforwards. The California credits are not subject to expiration under current California tax law.

At March 29, 2015, the Company had approximately $18.5 million of foreign net operating losses. These foreign net operating losses will carryforward indefinitely until they are utilized.

The Company maintains a valuation allowance against its California deferred tax assets as of March 2015. The Company considers all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against deferred tax assets. The Company’s valuation allowance increased $1.5 million as of March 29, 2015 compared to March 30, 2014, and increased $1.3 million as of March 30, 2014 compared to March 31, 2013.

While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, the Company’s provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

A reconciliation of the change in unrecognized tax benefits is as follows:

(in thousands)
Balance at April 1, 2012	$3,855
Increases in unrecognized tax benefits	3,961

Balance at March 31, 2013	7,816
Increases in unrecognized tax benefits	2,797

Balance at March 30, 2014	10,613
Increases arising from acquisitions	7,605
Increases in unrecognized tax benefits	4,309

Balance at March 29, 2015	$22,527

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Included in our gross unrecognized tax benefits balance of $22.5 million at March 2015 are $20.4 million of tax positions which would affect income tax expense if recognized. As of March 2015, approximately $2.1 million of unrecognized tax benefits have been set up as our valuation allowance which represents State research credits and State net operating losses.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statements of Income. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. As of March 2015, the Company had $0.4 million accrued interest related to uncertain tax matters. The Company files income tax returns in the U.S. federal, California and various international jurisdictions. The 2003 through 2014 tax years are open and may be subject to potential examination in one or more jurisdictions.

The Company is required to file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is in the process of an Internal Revenue Service (“IRS”) examination for tax years 2011, 2012, 2013 and 2014. The Company may be subject to examination by California for tax years 2010 and forward. Generally, the Company is subject to routine examination for tax years 2008 and forward in various foreign tax jurisdictions in which it operates.

8.	Acquisition

The Company completed two acquisitions in fiscal 2015 and one acquisition in fiscal 2014. The acquisitions have been accounted for using the acquisition method of accounting in accordance with ASC 805—Business Combinations. Under the acquisition method of accounting, the total purchase consideration of the acquisition is allocated to the tangible assets and identifiable intangible assets and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets is recorded as goodwill, and was derived from expected benefits from future technology development, synergies and the knowledgeable and experienced workforce who joined the Company after the acquisition.

The fair values of the identifiable intangible assets were determined using the following methodologies:

Developed Technology: The value assigned to the acquired developed technology was determined using the multi-period excess earnings method. The fair value of developed technology was capitalized as of the acquisition date and will be amortized using a straight-line method to cost of revenues over the estimated remaining life.

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

Customer Relationships: An intangible customer relationship asset was recognized to the extent that the Company was expected to benefit from future revenues reasonably anticipated given the history and operating practices of Microphone Product Line. The value assigned to customer relationships was determined using the incremental cash flow method. The fair value of customer relationships was capitalized as of the acquisition date and will be amortized using a straight-line method to sales and marketing expenses over the estimated remaining life.

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Contingent consideration: The fair value of contingent consideration was derived from a probability weighted earn-out model of future contingent payments. The cash payments are expected to be made upon meeting the milestones. Potential valuation adjustments will be made to adjust the contingent consideration payments. These adjustments will be recorded in the statements of operations.

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

The purchase price included $2.6 million of long-term debt which was included in the long-term liabilities. The debt was measured at fair value using the effective interest rate method and considered as Level 3 inputs as defined in the fair value hierarchy, which approximates carrying value as of March 29, 2015.

The purchase price includes contingent considerations of (i) $8.0 million payable in cash to the former Movea shareholders upon a design win with a major smartphone manufacturer within one year of closing date, and (ii) $5.0 million payable in cash to the former Movea shareholders upon a specific product development milestone before December 29, 2014. The fair value of the contingent consideration of $8.4 million was derived from a probability weighted earn-out model of future contingent payments and recorded in accrued liabilities. The product development milestone of $5.0 million was achieved and the payment was made in fiscal 2015. The difference between the contractual amount of $5.0 million and the fair value of this contingent consideration was recorded in the research and development expense for the year ended March 29, 2015.

The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired and, as a result, the Company recorded goodwill in connection with this transaction. The acquisition will provide assembled workforce and synergy with other of the Company’s offerings. These factors primarily contributed to a purchase price that resulted in goodwill.

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Pro Forma Financial Information

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

The following unaudited pro forma financial information presents the combined results of operations of InvenSense and Movea as if the acquisition had occurred as of the beginning of fiscal 2014:

	Fiscal Year
	2015	2014
	(in thousands)
Net revenue	$372,693	$255,709
Net income (loss)	$(4,097)	$(800)

Following the acquisition, sales of Movea products have been less than 10% of consolidated revenues for the eight months ended March 29, 2015.

Trusted Positioning, Inc.

On August 29, 2014, the Company completed the acquisition of Trusted Positioning, Inc., (“TPI”), a Canadian corporation, which is an indoor/outdoor positioning software company to provide ‘Positioning Everywhere’. The acquisition of TPI, particularly its advanced location tracking software, strengthens the Company’s position as a provider of intelligent sensor System on Chips (SoC) for the fast growing mobile market.

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

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The purchase price includes contingent consideration comprised of (i) $5 million payable upon a design win within one year of acquisition, (ii) $3 million payable upon achieving a development milestone before December 29, 2014, (iii) $2 million payable upon successful development of cloud application within two years of acquisition and (iv) $2 million upon first deployment of cloud application which is expected within one year of successful development of cloud application. The contingent considerations, which was derived from a probability weighted earn-out model of future contingent payments, have a combined fair value of $7.6 million, of which $4.9 million was recorded in accrued liabilities and $2.7 million was recorded in other long-term liabilities. The development milestone of $3 million was achieved and the payment was made in fiscal 2015. The difference between the contractual amount of $3.0 million and the fair value of this contingent consideration was recorded in the research and development expense for the year ended March 29, 2015.

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

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

MEMS Microphone Business of Analog Devices, Inc.

In the third quarter of fiscal 2014, the Company acquired certain assets relating to Analog Devices, Inc. (“ADI”) MEMS microphone business for a purchase price of $100 million in cash, of which the Company is entitled to certain contingent future expense reimbursements of approximately $2.2 million. As of March 29, 2015, the Company received the contingent expense reimbursements of $1.4 million. The Company also agreed to a contingent cash payment of up to $70.0 million payable upon the achievement of certain revenue performance targets within one year of the transaction close date. Due to a low probability of achieving and was not met the revenue targets, the fair value of the contingent consideration was estimated to be zero in the purchase price allocation described below. ADI licensed certain technology related to the MEMS microphone business to the Company on a royalty-free, worldwide basis, and provides certain transition services to the Company following the closing.

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

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)
Developed technology	$28,520	6
Customer relationships	$1,560	7
In-Process Research & Development	$7,330	3-5

Following the acquisition, sales of microphone products have been less than 10% of consolidated revenues for the five months ended March 30, 2014 and the twelve months ended March 29, 2015.

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Pro Forma Information

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

The following unaudited pro forma financial information presents the combined results of operations of InvenSense and ADI as if the acquisition had occurred as of the beginning of fiscal 2014:

Fiscal Year
2014
(in thousands)
Net revenue	$276,592
Net income (loss)	$4,051

9.	Goodwill and Intangible Assets

The Company monitors the recoverability of goodwill recorded in connection with acquisitions annually, or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed the annual goodwill impairment analysis during the third quarter of fiscal year 2015 and concluded that goodwill was not impaired.

The following table summarizes the activity related to the carrying value of goodwill (in thousands):

Balance as of March 30, 2014	$50,952
Goodwill recorded in connection with the acquisition of Movea S.A	68,330
Goodwill recorded in connection with the acquisition of Trusted Positioning, Inc.	19,893

Balance as of March 29, 2015	$139,175

Purchased intangible assets subject to amortization consist primarily of developed technology, customer relationships and patents and are reported net of accumulated amortization. Developed technology, customer relationships and patents are amortized on a straight line basis over the estimated useful life of the assets. In-process research and development is assessed for impairment until the development is completed and products are available for sale. The Company expects to complete the in-process research and development projects at various dates during fiscal year 2016 at which time amortization will commence. The costs that the Company incurred on the in-process research and development projects after the acquisition were expensed. During fiscal 2015, the Company recorded $0.8 million of impairment on in-process research and development on the MEMS Microphone business.

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Amortization for purchased intangible assets for the years ended March 29, 2015 and March 30, 2014 was approximately $7.0 million and $2.1 million, respectively. The following table represents intangible assets and accumulated amortization:

	March 29, 2015
	Gross	Accumulated Amortization	Net
	(in thousands)
Developed technology	$44,320	$8,697	$35,623
Customer relationships	1,560	316	1,244
Patents	2,120	39	2,081

Total intangible assets subject to amortization	$48,000	$9,052	$38,948

	March 30, 2014
	Gross	Accumulated Amortization	Net
	(in thousands)
Developed technology	$28,520	$1,980	$26,540
Customer relationships	1,560	93	1,467

Total intangible assets subject to amortization	$30,080	$2,073	$28,007

The estimated future amortization expense related to intangible assets at March 29, 2015, is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2016	8,607
2017	8,607
2018	8,607
2019	8,607
2020	4,390
Thereafter	130

Total	$38,948

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

10.	Quarterly Financial Data (Unaudited)

Fiscal Year 2015:	Three Months Ended
	June 29, 2014	September 28, 2014	December 28, 2014	March 29, 2015
Net revenue	$66,681	$90,195	$115,864	$99,279
Costs of revenue	35,505	58,854	65,468	56,333

Gross profit	31,176	31,341	50,396	42,946
Operating expenses:
Research and development	19,408	21,593	24,391	25,231
Selling, general and administrative	13,918	14,592	15,551	15,325

Total operating expenses	33,326	36,185	39,942	40,556

Income (loss) from operations	(2,150)	(4,844)	10,454	2,390
Interest (expense)	(2,584)	(2,620)	(2,690)	(2,659)
Other income (expense), net	181	1,199	(281)	269

Income (loss) before income taxes	(4,553)	(6,265)	7,483	—
Income tax provision (benefit)	279	603	(2,738)	(399)

Net income (loss)	$(4,832)	$(6,868)	$10,221	$399

Net income (loss) per share of common stock:
Basic	$(0.05)	$(0.08)	$0.11	$0.00

Diluted	$(0.05)	$(0.08)	$0.11	$0.00

Weighted average shares outstanding used in computing net income (loss) per share:
Basic	88,302	88,997	89,779	90,359

Diluted	88,302	89,928	92,336	92,619

InvenSense, Inc.

Notes to Consolidated Financial Statements—(Continued)

Fiscal Year 2014:	Three Months Ended
	June 30, 2013	September 29, 2013	December 29, 2013	March 30, 2014
Net revenue	$55,910	$70,941	$66,684	$58,998
Costs of revenue	26,591	34,364	35,094	31,675

Gross profit	29,319	36,577	31,590	27,323
Operating expenses:
Research and development	8,114	9,810	14,522	15,985
Selling, general and administrative	9,155	11,424	15,663	15,102
Litigation settlement	—	—	14,500	500

Total operating expenses	17,269	21,234	44,685	31,587

Income (loss) from operations	12,050	15,343	(13,095)	(4,264)
Interest (expense)	—	—	(1,464)	(2,548)
Other income (expense), net	80	210	(219)	96

Income (loss) before income taxes	12,130	15,553	(14,778)	(6,716)
Income tax provision (benefit)	1,808	1,945	(2,599)	(1,084)

Net income (loss)	$10,322	$13,608	$(12,179)	$(5,632)

Net income (loss) per share of common stock:
Basic	$0.12	$0.16	$(0.14)	$(0.06)

Diluted	$0.12	$0.15	$(0.14)	$(0.06)

Weighted average shares outstanding used in computing net income (loss) per share:
Basic	85,038	86,289	87,047	87,691

Diluted	87,914	89,778	87,047	87,691

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InvenSense, Inc.

Dated: May 28, 2015	By:	/s/ Mark P. Dentinger
Mark P. Dentinger
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Chief Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Behrooz Abdi and Mark P. Dentinger his true and lawful attorney-in-fact and agent, with full power of substitution and, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Dated: May 28, 2015	By:	/s/ Behrooz Abdi
Behrooz Abdi
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 28, 2015	By:	/s/ Mark P. Dentinger
Mark P. Dentinger
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Dated: May 28, 2015	By:	/s/ Amir Faintuch
Amir Faintuch
Director

Dated: May 28, 2015	By:	/s/ Usama Fayyad
Usama Fayyad
Director

Dated: May 28, 2015	By:	/s/ Emiko Higashi
Emiko Higashi
Director

Dated: May 28, 2015	By:	/s/ Jon Olson
Jon Olson
Director

Dated: May 28, 2015	By:	/s/ Amit Shah
Amit Shah
Director

Dated: May 28, 2015	By:	/s/ Eric Stang
Eric Stang
Director

Dated: May 28, 2015	By:	/s/ Tim Wilson
Tim Wilson
Director

Dated: May 28, 2015	By:	/s/ Yunbei “Ben” Yu, Ph.D
Yunbei “Ben” Yu, Ph.D
Director

INDEX TO EXHIBITS

TO

FORM 10-K ANNUAL REPORT

For the Year Ended

March 29, 2015

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Form of Third Amended and Restated Certificate of Incorporation of InvenSense, Inc.	S-1	333-167843	3.5	August 25, 2011
3.2	Form of Third Amended and Restated Bylaws of InvenSense, Inc.	S-1	333-167843	3.7	August 25, 2011
4.1	Form of InvenSense, Inc.’s Common Stock Certificate.	S-1	333-167843	4.1	August 25, 2011
4.2	Indenture, dated November 13, 2013, between InvenSense, Inc. and Wells Fargo Bank, National Association.	8-K	001-35269	4.1	November 13, 2013
4.3	Form of 1.75% Convertible Senior Note due 2018	8-K	001-35269	4.2	November 13, 2013
10.1†	InvenSense, Inc. 2004 Stock Incentive Plan, as amended, and related documents.	S-1	333-167843	10.1	June 28, 2010
10.2†	InvenSense, Inc. 2011 Stock Incentive Plan and related documents.	S-1	333-167843	10.2	August 25, 2011
10.3†	Form of Indemnification Agreement by and between the Company and each of its directors.	S-1	333-167843	10.16	August 25, 2011
10.4†	Offer Letter, between the Company and Stephen Lloyd, dated November 13, 2008.	S-1	333-167843	10.8	June 28, 2010
10.5†	Offer Letter, between the Company and Daniel Goehl, dated October 28, 2004.	S-1	333-167843	10.9	June 28, 2010
10.6†	Compensation Agreement, between the Company and Jim Callas, dated January 18, 2011.	S-1	333-167843	10.12	May 24, 2011
10.7†	Offer Letter, between the Company and Jim Callas, dated August 20, 2010.	S-1	333-167843	10.12.1	May 24, 2011
10.8†	Employment Agreement, between the Company and Alan Krock, dated as of May 31, 2011.	S-1	333-167843	10.13	August 25, 2011
10.9†	Offer Letter between Mark P. Dentinger and the Company effective September 2, 2014					X
10.1	Office Lease between the Company and CA The Concourse Limited Partnership dated May 16, 2013.	10-Q	001-35269	10.1	August 9, 2013
10.11	Master Asset Purchase and Sale Agreement, dated as of October 14, 2013, by and between Analog Devices, Inc. and InvenSense, Inc	8-K	001-35269	10.1	October 18, 2013
10.12†	Employment Agreement between the Company and Behrooz Abdi, dated October 23, 2012	8-K	001-35269	10.1	October 23, 2012
10.13†	Executive Change in Control and Severance Agreement between the Company and Behrooz Abdi, dated October 23, 2012	8-K	001-35269	10.2	October 23, 2012

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14†	Seperation Agreement and Release dated as of September 1, 2014, by the Company and Alan Krock	8-K	001-35269	10.1	September 4, 2014
10.15†	Form of Executive Change in Control and Severance Agreement	8-K	001-35269	10.1	May 21, 2014
10.16	Purchase Agreement, dated November 6, 2013, between InvenSense, Inc. and Goldman, Sachs & Co., as initial purchaser.	8-K	001-35269	10.1	November 13, 2013
10.17	Form of Convertible Bond Hedge Confirmation.	8-K	001-35269	10.2	November 13, 2013
10.18	Form of Warrant Confirmation.	8-K	001-35269	10.3	November 13, 2013
10.19	InvenSense, Inc. 2013 Employee Stock Purchase Plan	S-8	333-192368	99.1	November 15, 2013
21.1	Subsidiary List.					X
23.1	Consent of Deloitte & Touche LLP.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

†	Indicates a management contract or compensatory plan or arrangement.