Form 10-Q
period 2015-06-28
InvenSense Inc
filed 2015-08-06
CIK 1294924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2015

or

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

(408) 501-2200

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 17, 2015
Common Stock, $0.001 par value	91,711,000

INVENSENSE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVENSENSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 28,	March 29,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$72,859	$85,637
Short-term investments	168,745	129,919
Accounts receivable	50,387	44,522
Inventories	64,491	75,105
Prepaid expenses and other current assets	14,080	14,950

Total current assets	370,562	350,133
Property and equipment, net	40,724	41,849
Intangible assets, net	43,366	45,508
Goodwill	139,175	139,175
Other assets	10,961	9,019

Total assets	$604,788	$585,684

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,952	$23,130
Accrued liabilities	40,536	31,991

Total current liabilities	67,488	55,121
Long-term debt	144,768	142,810
Other long-term liabilities	27,328	28,252

Total liabilities	239,584	226,183

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value — 20,000 shares authorized, no shares issued and outstanding at June 28, 2015 and March 29, 2015	—	—
Common stock:
Common stock, $0.001 par value — 750,000 shares authorized, 91,681 shares issued and outstanding at June 28, 2015; 90,894 shares issued and outstanding at March 29, 2015;	274,266	262,677
Accumulated other comprehensive (loss)	(43)	(4)
Retained earnings	90,981	96,828

Total stockholders’ equity	365,204	359,501

Total liabilities and stockholders’ equity	$604,788	$585,684

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 28	June 29
	2015	2014
Net revenue	$106,296	$66,681
Costs of revenue	61,465	35,505

Gross profit	44,831	31,176
Operating expenses:
Research and development	20,255	19,408
Selling, general and administrative	15,824	13,918
Legal settlement accrual	11,708	—

Total operating expenses	47,787	33,326

Loss from operations	(2,956)	(2,150)
Interest (expense)	(2,724)	(2,584)
Other income, net	61	181

Loss before income taxes	(5,619)	(4,553)
Income tax provision	228	279

Net loss	$(5,847)	$(4,832)

Net loss per share of common stock:
Basic	$(0.06)	$(0.05)

Diluted	$(0.06)	$(0.05)

Weighted average shares outstanding used in computing net loss per share:
Basic	91,076	88,302

Diluted	91,076	88,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended
	June 28	June 29
	2015	2014
Net loss	$(5,847)	$(4,832)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(39)	91

Comprehensive loss	$(5,886)	$(4,741)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	June 28	June 29
	2015	2014
Cash flows from operating activities:
Net loss	$(5,847)	$(4,832)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,050	1,747
Amortization of intangible assets	2,142	1,268
Non cash interest expense	1,958	1,816
Stock-based compensation expense	8,635	7,635
Contingent consideration adjustment	(5,307)	—
Deferred income tax assets	(1,824)	(2)
Tax effect of employee benefit plan	(301)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,865)	2,651
Inventories	10,614	(4,480)
Prepaid expenses and other assets	959	1,781
Other assets	(118)	(688)
Accounts payable	4,191	(230)
Accrued liabilities	12,975	20

Net cash provided by operating activities	$25,262	$6,686

Cash flows from investing activities:
Purchase of property and equipment	(2,342)	(8,424)
Sales and maturities of available-for-sale investments	15,365	10,387
Purchase of available-for-sale investments	(54,427)	—

Net cash provided by (used in) investing activities	(41,404)	1,963

Cash flows from financing activities:
Proceeds from the issuance of common stock	3,364	1,752

Net cash provided by financing activities	3,364	1,752

Net increase (decrease) in cash and cash equivalents	(12,778)	10,401
Cash and cash equivalents:
Beginning of period	85,637	26,025

End of period	$72,859	$36,426

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,531	$1,429

Cash paid for income taxes	$81	$(93)

Noncash investing and financing activities:
Unpaid purchases of property and equipment	$653	$1,641

Unrealized gain (loss) from available-for-sale investments	$(67)	$81

Proceeds receivable from the exercise of stock options	$—	$78

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended March 29, 2015 included in the Company’s Annual Report on Form 10-K filed on May 28, 2015 with the Securities and Exchange Commission (“SEC”). No material changes have been made to the Company’s significant accounting policies since the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2015.

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

Fiscal Year

The Company’s fiscal year is a 52 or 53 week period ending on the Sunday closest to March 31. The Company’s most recent fiscal year (“Fiscal 2015”) ended on March 29, 2015 (“March 2015”). The first fiscal quarter in each of the two most recent fiscal years ended on June 28, 2015 (“three months ended June 28, 2015”) and June 29, 2014 (“three months ended June 29, 2014”), respectively, and each quarter period included 13 weeks.

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

The condensed consolidated balance sheet as of March 29, 2015, included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods. The results of operations for the period ended June 28, 2015 is not necessarily indicative of the results to be expected for the fiscal year ending April 3, 2016 or for any future year or interim period.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. In accordance with Accounting Standard Codification 350, the Company reviews goodwill for impairment at the reporting unit level on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed the first step of the two-step goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. The Company performed its annual impairment test during the quarter ended December 28, 2014 and determined that its goodwill was not impaired.

Concentration of Credit Risk

The majority of the Company’s products are shipped through its distributors or contract manufacturers, which are the legal counter-party on the sale. When the Company references customers, sales and revenue in this report, the Company is referring to the manufacturers of consumer electronics devices that are the end customer for our products. However, any disclosure about the composition of the Company’s accounts receivable refers to the intermediary, which is the legal counter party in a particular contract. Some of the Company’s intermediaries may serve as such for one or more of the Company’s customers. As a result, attempting to compare or correlate disclosures about our accounts receivable composition as of a particular date with the disclosures regarding revenues generated by our customers for the period ending on the same date can be difficult or misleading.

A distributor and a customer accounted for 45% and 16% of accounts receivable, respectively, at June 28, 2015. A distributor and a customer accounted for 38% and 26% of accounts receivable, respectively, at March 29, 2015.

For the three months ended June 28, 2015, three customers each accounted for 38%, 23% and 10% of total net revenue. For the three months ended June 29, 2014, three customers each accounted for 30%, 12% and 10% of total net revenue.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Warranty

The Company’s warranty agreements are contract and component specific and can be up to three years for selected components. The Company’s accrual for anticipated warranty costs has increased primarily due to an increase in unit sales volume and a commensurate increase in the volume of product returned under the warranty agreements. The accrual also includes management’s judgment regarding anticipated rates of warranty claims and associated repair costs. The following table summarizes the activity related to product warranty liability during the three months ended June 28, 2015 and June 29, 2014:

	Three Months Ended
	June 28,	June 29,
	2015	2014
	(in thousands)
Beginning balance	$341	$80
Provision for warranty	297	53
Adjustments related to changes in estimate	(162)	(45)
Less: actual warranty costs	(53)	(13)

Ending balance	$423	$75

Net Loss Per Share

Basic net income per share is computed by dividing net loss by the weighted average number of shares outstanding during the period, which excludes dilutive unvested restricted stock. Diluted net income per share is computed by dividing net loss by the weighted average number of shares outstanding, including unvested restricted stock, certain warrants to purchase common stock and potential dilutive shares from the dilutive effect of outstanding stock options using the treasury stock method. In periods in which the Company has reported a net loss, the common stock equivalents are excluded from the calculation of diluted net loss per share of common stock as their effect is antidilutive under the treasury stock method.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended
	June 28,	June 29,
	2015	2014
	(in thousands, except per share data)
Numerator:
Basic and Diluted
Net loss	$(5,847)	$(4,832)

Denominator:
Basic shares:
Weighted-average shares used in computing basic net loss per share	91,076	88,302

Diluted shares:
Weighted-average shares used in computing basic net loss per share	91,076	88,302
Effect of potentially dilutive securities:
Stock options and unvested restricted stock	—	—
Common stock warrants	—	—

Weighted-average shares used in computing diluted net loss per share	91,076	88,302

Net loss per share
Basic	$(0.06)	$(0.05)
Diluted	$(0.06)	$(0.05)

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following summarizes the potentially dilutive securities outstanding at the end of each period that were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended
	June 28,	June 29,
	2015	2014
	(in thousands)
Employee stock options	8,865	8,606
Unvested restricted stock units	4,161	3,414

Total antidilutive securities	13,026	12,020

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

Property and equipment by country were as follows:

Country	June 28, 2015	March 29, 2015
	(in thousands)
United States	$9,767	$9,442
Taiwan	29,880	31,334
Other	1,077	1,073

	$40,724	$41,849

Net revenue from unaffiliated customers by country was as follows:

	Three Months Ended
	June 28,	June 29,
Region	2015	2014
	(in thousands)
United States	$43,803	$7,830
Korea	28,723	28,913
China	24,606	17,359
Japan	4,136	3,794
Taiwan	3,186	7,610
Rest of world	1,842	1,175

	$106,296	$66,681

Recent Accounting Pronouncements

On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company has implemented the standard for the first quarter of fiscal year 2016.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Cash Equivalents and Available-for-Sale Investments

At June 28, 2015, of the $72.9 million of the Company’s cash and cash equivalents, $60.1 million was cash and $12.8 million was cash equivalents invested in money market funds. At June 28, 2015, $48.5 million of the $72.9 million of cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the United States, the Company would be required to accrue and pay U.S. taxes to repatriate these funds. However, the Company’s intent is to indefinitely reinvest these funds outside of the United States, and the Company’s current plans for the foreseeable future do not demonstrate a need to repatriate them to fund U.S. operations. Additionally, as of June 28, 2015, the Company had short-term available-for-sale investments of $168.7 million which are held in the US entity.

At March 29, 2015, of the $85.6 million of the Company’s cash and cash equivalents, $61.6 million was cash, $24.0 million was cash equivalents, of which $22.0 million was invested in money market funds and $2.0 million was invested in corporate debt. At March 29, 2015, $47.7 million of the $85.6 million of cash and cash equivalents were held by our foreign subsidiaries. Additionally, as of March 29, 2015, the Company had short-term available-for-sale investments of $129.9 million which are held in the US entity.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair value measurements at each reporting date were as follows:

June 28, 2015:

Assets measured at fair value on a recurring basis were presented in the Company’s condensed consolidated balance sheet as of June 28, 2015.

		Quoted Prices	Significant	Significant
		in Active	Other	Other
	June 28,	Markets for	Observable	Unobservable
	2015	Identical	Inputs	Inputs
	Balance	Assets Level 1	Level 2	Level 3
	(in thousands)
Assets
Money Market Funds	$12,752	$12,752	$—	$—
Corporate Notes and Bonds	151,885	—	151,885	—
Commercial Paper	14,359	—	14,359	—
U.S. Agency Securities	2,501	—	2,501	—

Total investments	$181,497	$12,752	$168,745	$—

Liabilities
Contingent consideration	$3,817	$—	$—	$3,817

Assets
Cash equivalents	$12,752	$12,752	$—	$—
Short-term investments	168,745	—	168,745	—

Total investments	$181,497	$12,752	$168,745	$—

Liabilities
Accrued liabilities	$3,817			$3,817

Total contingent consideration	$3,817	$—	$—	$3,817

	June 28,	Gross	Gross	June 28,
	2015	Unrealized	Unrealized	2015
	Amortized Cost	Gain	Loss	Estimated FMV
Corporate Notes and Bonds	$151,949	$5	$(69)	$151,885
Commercial Paper	14,363	—	(4)	14,359
U.S. Agency Securities	2,500	1	—	2,501

Total Available-for-sale investments	$168,812	$6	$(73)	$168,745

Money Market Funds				12,752

Total Aggregate Fair Value				$181,497

The fair values of money market funds were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate notes and bonds, commercial paper, municipal notes and bonds and U.S. Agency Securities were derived from non-binding market consensus prices that are corroborated by observable market data.

There were no transfers of assets measured at fair value between Level 1 and Level 2 during the three months ended June 28, 2015.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 29, 2015:

Assets measured at fair value on a recurring basis were presented in the Company’s consolidated balance sheet as of March 29, 2015.

		Quoted Prices	Significant	Significant
		in Active	Other	Other
	March 29,	Markets for	Observable	Unobservable
	2015	Identical	Inputs	Inputs
	Balance	Assets Level 1	Level 2	Level 3
	(in thousands)
Assets
Money Market Funds	$22,023	$22,023	$—	$—
Corporate Notes and Bonds	122,124	—	122,124	—
Commercial Paper	6,991	—	6,991	—
Municipal Notes and Bonds	302	—	302	—
U.S. Agency Securities	2,502	—	2,502	—

Total investments	$153,942	$22,023	$131,919	$—

Liabilities
Contingent consideration	$9,124	$—	$—	$9,124

Assets
Cash equivalents	$24,023	$24,023	$—	$—
Short-term investments	129,919	—	129,919	—
Long-term investments	—	—	—	—

Total investments	$153,942	$24,023	$129,919	$—

Liabilities
Accrued liabilities	$6,364			$6,364
Long-term liabilities	2,760			2,760

Total contingent consideration	$9,124	$—	$—	$9,124

	March 29,	Gross	Gross	March 29,
	2015	Unrealized	Unrealized	2015
	Amortized Cost	Gain	Loss	Estimated FMV
Corporate Notes and Bonds	$122,131	$22	$(29)	$122,124
Commercial Paper	6,992	—	(1)	6,991
Municipal Notes and Bonds	302	—	—	302
U.S. Agency Securities	2,500	2	—	2,502

Total Available-for-sale investments	$131,925	$24	$(30)	$131,919

Money Market Funds				22,023

Total Aggregate Fair Value				$153,942

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Level 3 financial liabilities:

The following table provides a summary of changes in fair value of the Company’s contingent consideration categorized as Level 3 for the three months ended June 28, 2015:

June 28, 2015
(in thousands)
Beginning balance	$9,124
Add: Contingent consideration in connection with acquisitions	—
Payments made on contingent liabilities	—
Change in fair value and other	(5,307)

Ending balance	$3,817

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

An increase in the estimate of probability of meeting the milestones could result in a significantly higher estimated fair value of the contingent consideration liability. Alternatively, a decrease in the estimate of probability of meeting the milestones could result in a significantly lower estimated fair value of contingent consideration liability. During the three months ended June 28, 2015, the fair value of contingent consideration declined by $5.3 million. The decline in fair value was the result of a reduction in the estimated probability of a design win milestone associated with the Movea, S.A., (“Movea”) acquisition from 50% to 0% and a reduction in the estimated probability of a design win associated with the Trusted Positioning, Inc. (“TPI”) acquisition from 50% to 0%. The decline in fair value of the design win milestones for Movea and TPI was $4.0 million and $2.4 million, respectively which were recorded as a credit to research and development expense. Offsetting this amount is an increase in the fair value of two TPI cloud application milestones as a result of an increase in the estimated probability of achievement of those milestones. The increase in the fair value of the cloud application milestones was $1.1 million which was recorded as a debit to research and development expense.

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

3. Balance Sheet Details

Inventories

Inventories at June 28, 2015 and March 29, 2015 consist of the following:

	June 28, 2015	March 29, 2015
	(in thousands)
Work in process	$30,175	$49,146
Finished goods	34,316	25,959

Total inventories	$64,491	$75,105

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at June 28, 2015 and March 29, 2015 consist of the following:

	June 28, 2015	March 29, 2015
	(in thousands)
Deferred tax assets	$5,154	$5,127
Prepaid expenses	3,510	4,280
Income tax receivable	1,542	1,398
Other receivables	1,801	2,675
Other current assets	2,073	1,470

Total prepaid expenses and other current assets	$14,080	$14,950

Property and Equipment

Property and equipment at June 28, 2015 and March 29, 2015 consist of the following:

	June 28, 2015	March 29, 2015
	(in thousands)
Production and lab equipment	$48,310	$47,107
Computer equipment and software	6,605	6,044
Equipment under construction	2,823	2,820
Leasehold improvements and furniture and fixtures	7,334	7,163

Subtotal	65,072	63,134
Accumulated depreciation and amortization	(24,348)	(21,285)

Property and equipment—net	$40,724	$41,849

Depreciation expense for the three months ended June 28, 2015 and June 29, 2014 was $3.1 million and $1.8 million, respectively. Equipment under construction consists primarily of production and lab equipment. Equipment under construction is not subject to depreciation until it is available for its intended use. All of the equipment under construction is expected to be completed and placed in service by the end of fiscal 2016.

Accrued Liabilities

Accrued liabilities at June 28, 2015 and March 29, 2015 consist of the following:

	June 28, 2015	March 29, 2015
	(in thousands)
Contingent consideration, current portion	$3,817	$6,364
Payroll-related expenses	7,290	7,197
Bonuses	3,795	5,352
Legal fees	12,450	921
Accrued contractual coupon interest payable on convertible senior notes	484	1,252
Deferred revenue	1,944	1,584
Income tax payable	664	311
Other tax payable	768	768
Acquisition-related payable	1,380	1,380
Other accrued liabilities	7,944	6,862

Total accrued liabilities	$40,536	$31,991

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Long-term Liabilities

Other long-term liabilities at June 28, 2015 and March 29, 2015 consist of the following:

	June 28, 2015	March 29, 2015
	(in thousands)
Long-term tax payable	$14,166	$11,918
Deferred tax liabilities	3,708	3,936
Deferred revenue	3,200	3,400
Deferred rent	3,551	3,630
Contingent consideration, noncurrent portion	—	2,760
Long-term debt	2,568	2,472
Other long-term liabilities	135	136

Total accrued liabilities	$27,328	$28,252

4. Commitments and Contingencies

Operating Lease Obligations

The Company has non-cancelable operating leases for its facilities through fiscal year 2022.

Future minimum lease payments, net of future minimum lease income, under operating leases as of June 28, 2015 are as follows:

Amount
Fiscal Years Ending:	(in thousands)
2016 (remainder)	$3,663
2017	5,065
2018	6,243
2019	6,428
2020	5,063
Beyond	1,506

Total	$27,968

The Company’s lease agreements provide for rental payments which have certain lease incentives and graduated rental payments. As a result, the rent expense is recognized on a straight-line basis over the term of the lease. The Company’s rental expense under operating leases, net of the rent income from subleases of $0.3 million, was approximately $1.3 million and $1.1 million for the three months ended June 28, 2015 and June 29, 2014, respectively.

Purchase Commitments

The Company has non-cancelable purchase commitments with its foundry vendors. Future minimum payments of $63.1 million under the purchase commitments as of June 28, 2015 are less then twelve months.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Legal Proceedings and Contingencies

From time to time the Company is involved in litigation that the Company believes is of the type common to companies engaged in our line of business, including intellectual property and employment issues.

In January and March of 2015, purported shareholders filed five substantially similar class action complaints in the U.S. District Court, Northern District of California against the Company and two of the Company’s current and former executives (“Class Action Defendants”) (Jim McMillan v. InvenSense, Inc., et al. Case No. 3:15-cv-00084-JD, filed January 7, 2015; William Lendales v. InvenSense, Inc. et al., Case No. 3:15-cv-00142-VC, filed on January 12, 2015; Plumber & Steamfitters Local 21 Pension Fund v. InvenSense, Inc., et al., Case No. 5:15-cv-00249-BLF, filed on January 16, 2015; William B. Davis vs. InvenSense, Inc., et al., Case No. 5:15-cv-00425-RMW, filed on January 29, 2015; and Saratoga Advantage Trust Technology & Communications Portfolio v. InvenSense et al., Case No. 3:15-cv-01134, filed on March 11, 2015). On April 23, 2015, those cases were consolidated into a single proceeding which is currently pending in the U.S. District Court, Northern District of California and captioned In re InvenSense, Inc. Securities Litigation, Case No. 3:15-cv-00084-JD (the “Securities Case”), and the Vossen Group was designated as lead plaintiff. On May 26, 2015, the lead plaintiffs filed a consolidated amended class action complaint, which alleges that the defendants violated the federal securities laws by making materially false and misleading statements regarding our business results between July 29, 2014 and October 28, 2014, and seeks unspecified damages along with plaintiff’s costs and expenses, including attorneys’ fees. On June 25, 2015, the Class Action Defendants filed a motion seeking dismissal of the case and a hearing on that motion is scheduled for October 2015. In light of the unresolved legal issues, while a loss is reasonably possible, the amount of any potential loss cannot be estimated. At this stage, the Company is unable to predict the outcome of this matter and, accordingly, cannot estimate the potential financial impact on the Company’s business, operating results, cash flows or financial position.

In addition, in January and March of 2015, other purported shareholders filed three substantially similar shareholder derivative complaints against two of our current and former officers and several of our current directors, twice in the U.S. District Court, Northern District of California and once in Santa Clara Superior Court (George E Rollins v. Behrooz Abdi et al., Case No. 5:15-cv-00184-PSG, filed on January 13, 2015; Linda Karr v. Behrooz Abdi et al., Case No. 5:15-cv-00200-NC, filed on January 14, 2015; and Robert Bilbrey v. Behrooz Abdi et al., Case No. 1-15-CV-278742 was filed on March 20, 2015) (collectively, the “Derivative Cases”). In the Derivative Cases complaints, the plaintiffs make allegations similar to those presented in the Securities Case, but the plaintiff asserts various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment. The Company has undertaken an evaluation of these complaints. Plaintiffs in the Derivative Cases have agreed to an indefinite stay pending developments in the Securities Case. In light of the unresolved legal issues, while a loss is reasonably possible, the amount of any potential loss cannot be estimated. At this stage, the Company is unable to predict the outcome of this matter and, accordingly, cannot estimate the potential financial impact on the Company’s business, operating results, cash flows or financial position.

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

Another competitor has made generalized assertions of potential infringement. The Company has met with the competitor to discuss the assertions and also to discuss Company’s assertions of potential infringement of Company patents by the competitor. Subsequently, the Company and the competitor have tentatively resolved all assertions of potential infringement between them. The tentative settlement has resulted in the Company recognizing a pre-tax charge of $11.7 million during the quarter ended June 28, 2015. In the future, other third parties may assert against the Company and its customers and distributors, their patent and other intellectual property rights to technologies that are important to our business.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company indemnifies certain customers, distributors, suppliers and subcontractors for attorney fees and damages and costs awarded against such parties in certain circumstances in which the Company’s products are alleged to infringe third-party intellectual property rights, including patents, registered trademarks or copyrights. Indemnification costs are charged to operations as incurred. There were no indemnification costs for fiscal years 2015 and 2014.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company separately accounts for the liability and equity components of the Notes. The initial debt component of the Notes was valued at $135.7 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 7.3%, with the equity component representing the residual amount of the proceeds of $39.3 million which was recorded as a debt discount. The issuance costs were allocated pro-rata based on the relative initial carrying amounts of the debt and equity components, including the Note hedges and warrants transactions described below. As a result, $2.5 million of the issuance costs was allocated to the equity component of the Notes, $3.0 million of issuance costs paid to the initial purchaser was accounted for as a debt discount and $0.25 million of the issuance costs was classified as other non-current assets. The debt discount and the issuance costs allocated to the debt component are amortized as additional interest expense over the term of the Notes using the effective interest method. As of June 28, 2015, the remaining amortization period of the debt discount and the issuance costs is 3.4 years. The effective interest rate of the Notes is 7.84% per annum (1.75% coupon rate plus 6.09% of non-cash accretion expense).

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

The Note Hedges - On November 6 and 7, 2013, the Company purchased call options from a counterparty for an aggregate price of approximately $39.1 million, which gives the Company the right to buy from the counterparty up to approximately 8.0 million shares of the Company’s common stock at a price of $21.89 per share, subject to adjustments. The Note Hedge is exercisable upon conversion of the Note for a number of shares equal to the product of 0.045683 and amount of the converted Note. Upon exercise of the Note Hedge, the Company will receive from the counterparty cash, shares of Company’s common stock, or a combination thereof, equal to the amount by which the market price per share of the Company’s common stock exceeds $21.89 during the applicable valuation period. By the Note Hedge terms the Company will receive cash and shares in a combination that offsets share dilution caused by conversion of the Note.

Warrants - On November 6 and 7, 2013, the Company sold call options to the same counterparty for approximately $25.6 million, which gives the counterparty the right to buy from the Company up to approximately 8.0 million shares of the Company’s common stock at an exercise price of $28.66 per share, subject to adjustments, on a series of days commencing on February 1, 2019 and ending May13, 2019. Upon exercise of the Warrants, the Company has the option to deliver cash or shares of its common stock equal to the difference between the market price on the exercise date and the strike price of the warrants. Upon exercise of the Warrants, the Company will pay to the Initial Purchaser cash, shares of Company’s common stock, or a combination thereof (at the Company’s choice), equal to the amount by which the market price per share of the Company’s common stock exceeds $28.66 during the applicable valuation period.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Note Hedges and Warrants above are classified in stockholders’ equity in the Company’s consolidated balance sheets.

The following table summarizes the principal amounts and related unamortized discount on the Notes (in thousands):

	June 28, 2015	March 29, 2015
	(in thousands)
Principal amount of the Notes	$175,000	$175,000
Unamortized discount on the Notes	30,232	32,190

Net carrying value	$144,768	$142,810

The following table presents the amount of interest expense recognized related to the Notes (in thousands):

	Three Months Ended
	June 28	June 29
	2015	2014
	(in thousands)
Contractual coupon interest expense	$764	$768
Accretion of debt discount	1,945	1,804
Amortization of debt issuance costs	13	12

Total interest expense related to the Notes	$2,722	$2,584

As of June 28, 2015, our aggregate future principal debt maturities are as follows (in thousands):

Fiscal Year	June 28, 2015
(in thousands)
2016-2019	$175,000

Total	$175,000

The convertible notes issued by the Company in November 2013 are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market each period. The approximate fair value of the convertible notes as of June 28, 2015 was $176.7 million. The fair value of the convertible notes was determined using quoted market prices for similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

6. Stockholders’ Equity

Stock Plans

In July 2011, the Company’s Board of Directors and its stockholders approved the establishment of the 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provides for annual increases in the number of shares available for issuance there under on the first business day of each fiscal year, beginning with the Company’s fiscal year following the year of this offering, equal to four percent (4%) of the number of shares of the Company’s common stock outstanding as of such date, which resulted in an annual increase of 3.6 million shares for fiscal year 2016.

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

Stock option activities of the Company under the Plans are as follows (in thousands, except per share amounts):

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (InYears)	Aggregate Intrinsic Value
Balance — March 29, 2015	8,307	$12.99	7.6	$29,817
Options granted	1,440	14.90
Exercised options	(291)	7.01
Cancelled options	(253)	13.54

Balance — June 28, 2015	9,203	$13.47	7.78	$28,912

Vested and expected to vest — June 28, 2015	8,225	$13.15	7.64	$27,929

Vested — June 28, 2015	3,788	$10.50	6.59	$20,717

Valuation of Stock-Based Awards

The Company applies the provisions of ASC 718-10 “Compensation—Stock Compensation” which establishes the accounting for stock-based awards based on the fair value of the award measured at grant date. Accordingly, stock-based compensation cost is recognized in the consolidated statements of income as a component of both cost of revenues and operating expenses over the requisite service period. ASC 718-10 requires tax benefits in excess of compensation cost to be reported as a financing cash flow rather than as a reduction of taxes paid. The determination of the fair value of stock-based payment awards on the date of grant using the Black-Scholes option pricing model is affected by the volatilities of a peer group of companies based on industry, stage of life cycle, size and financial leverage, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company used historical experience to estimate expected term. The expected volatility was based on the historical stock volatilities of the Company’s historical data with that of a peer group of publicly listed companies over a period equal to the expected terms. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term. The Company does not anticipate paying any cash dividends in the foreseeable future and, therefore, uses an expected dividend yield of zero.

The aggregate intrinsic value of the stock options exercised during the three months ended June 28, 2015 and June 29, 2014 was $2.3 million and $3.0 million, respectively. The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the estimated fair market value of the underlying common stock at the date of exercise.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The number of options expected to vest takes into account an estimate of expected forfeitures. The remaining unamortized stock-based compensation expense, reduced for estimated forfeitures and related to non-vested options, was $21.4 million at June 28, 2015, and will be amortized over a weighted-average remaining period of approximately 2.7 years. Total unrecognized expense will be adjusted for future changes in estimated forfeitures.

The Company used the following weighted-average assumptions in determining stock-based compensation expense for options granted in the three months ended June 28, 2015 and June 29, 2014.

	Three Months Ended
	June 28	June 29
	2015	2014
Expected term (in years)	5.1	4.5
Volatility	45.2%	41.9%
Risk-free interest rate	1.5%	1.4%
Dividend rate	0	0

The weighted-average grant date fair value of the Company’s stock options granted in the three month ended June 28, 2015 and June 29, 2014 was $6.14 and $6.53 per share, respectively.

Restricted Stock Units and Restricted Stock

Restricted stock unit and restricted stock activity of the Company under the Plans are as follows:

Restricted stock units and restricted stock activities	Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands, except per share amount)
Unvested at March 29, 2015	4,030	17.75
Granted	781	15.07
Released	(305)	15.24
Forfeited	(232)	17.67

Unvested at June 28, 2015	4,274	17.52

Restricted stock units and restricted stock granted to employees are generally subject to the employee’s continued service to the Company over that period. The fair value of restricted stock units and restricted stock is determined using the fair value of the Company’s common stock on the date of the grant. Compensation expense is generally recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. At June 28, 2015, there was approximately $49.6 million of total unrecognized compensation cost related to restricted stock units and restricted stock, which the Company expects to recognize over a period of 2.9 years. The weighted-average grant-date fair value per share of restricted stock units and restricted stock awarded in the three months ended June 28, 2015 was $15.07. The weighted-average grant-date fair value per share of restricted stock units and restricted stock awarded in the three months ended June 29, 2014 was $18.61.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2013 Employee Stock Purchase Plan

Under the 2013 Employee Stock Purchase Plan, effective September 13, 2013, (the “ESPP”), eligible employees may apply accumulated payroll deductions, which may not exceed 10% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the ESPP is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each offering period, or (ii) the fair market value of the Company’s common stock on the purchase date (as defined in the ESPP). Each offering period consists of one purchase period of approximately six months duration.

An aggregate of 400,000 shares of common stock were reserved for issuance to employees under the Purchase Plan. As of June 28, 2015, 289,000 shares had been purchased.

During each of the three months ended June 28, 2015 and June 29, 2014, compensation expense recognized in connection with the Purchase Plan was $0.2 million.

Common Stock

As of June 28, 2015 and March 29, 2015, common stock reserved for future issuance was as follows:

Common stock reserved for issuance	June 28, 2015	March 29, 2015,
	(in thousands)
Stock plans
Outstanding stock options	9,203	8,307
Outstanding restricted stock units and restricted stocks	4,274	4,030
Reserved for future equity incentive grants	12,212	10,300

	25,689	22,637
Purchase plan	111	230
Warrants to purchase common stock	7,995	7,995

Total common stock reserved for future issuances	33,795	30,862

Stock-Based Compensation Expense

Total employee stock-based compensation cost for the Company’s stock plans for the three months ended June 28, 2015 and June 29, 2014 is as follows:

	Three Months Ended
	June 28	June 29
	2015	2014
	(in thousands)
Cost of revenue	$600	$657
Research and development	3,835	3,518
Selling, general and administrative	4,200	3,460

Total stock-based compensation expense	$8,635	$7,635

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Income Taxes

In the three months ended June 28, 2015 and June 29, 2014, the Company recorded an income tax provision of $0.2 million and $0.3 million, respectively. The Company’s estimated 2016 effective tax rate differs from the U.S. statutory rate primarily due to foreign tax differentials, a current year loss in the U.S., and was negatively affected by an increase in non-deductible stock option expense, and other deductible federal tax attributes.

Over 90% of our revenue is derived from sales to customers located outside the U.S. A significant percentage of our pre-tax income in the three months ended June 28, 2015 and June 29, 2014 was generated internationally, primarily from our Cayman Island subsidiary, which is currently a zero tax jurisdiction. Since 2011, our Cayman Island subsidiary has procured the rights to manufacture and sell our products in non-US locations via an intercompany technology license arrangement with its U.S. parent company. In addition, the Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries, as it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, and the tax regulations in each geographic region. We expect that a large percentage of our consolidated pre-tax income will continue to be derived from, and reinvested in, our overseas operations. We anticipate that this pre-tax income will continue to be subject to foreign tax at significantly lower tax rates when compared to the United States federal statutory tax rate.

The Company had deferred tax assets (“DTAs”) related to Research and Development Credits and other tax attributes including accrued expenses and stock based compensation that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. Realization of our DTAs is dependent upon future federal, state and foreign taxable income. Many of those credit carryforwards will expire if they are not used within certain time periods. As of June 28, 2015, management determined that there is sufficient positive evidence to conclude that it is more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these credits could ultimately expire unused, especially if our U.S. entity does not make a taxable profit, which has been limited mainly due to stock option deductions since the company went public. Therefore, unless we are able to generate sufficient taxable income from our U.S. operations, a substantial valuation allowance to reduce our U.S. DTAs may be required, which would materially increase our expenses in the period the allowance is recognized and materially adversely affect our results of operations and statement of financial condition. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require possible material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of June 28, 2015.

The Company has recorded $14.2 million of uncertain tax positions within “Other long-term liabilities” on the condensed consolidated balance sheet as at June 28, 2015. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next twelve months. While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, the Company’s provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

The Company is in the process of an Internal Revenue Service (“IRS”) examination for tax years 2011, 2012, 2013 and 2014. The Company may be subject to examination by California for tax years 2010 and forward. Generally, the Company is subject to routine examination for tax years 2008 and forward in various foreign tax jurisdictions in which it operates.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The table below is a summary of the purchase price allocation of the fair value of assets acquired and liabilities assumed in connection with the acquisition of Movea (in thousands):

Cash consideration	$60,900
Contingent consideration	8,400

$69,300

Allocation of purchase price:
Current assets	$3,082
Fixed assets	209
Other non-current assets	592
Developed technology	7,200
Goodwill	68,330
Current liabilities	(5,016)
Long-term liabilities	(5,097)

Total purchase price	$69,300

The purchase price included $2.6 million of long-term debt which was included in the long-term liabilities. The debt was measured at fair value using the effective interest rate method and considered as Level 3 inputs as defined in the fair value hierarchy, which approximates carrying value as of June 28, 2015.

The purchase price includes contingent considerations of (i) $8.0 million payable in cash to the former Movea shareholders upon a design win with a major smartphone manufacturer within one year of closing date, and (ii) $5.0 million payable in cash to the former Movea shareholders upon a specific product development milestone before December 29, 2014. The fair value of the contingent consideration of $8.4 million was derived from a probability weighted earn-out model of future contingent payments and recorded in accrued liabilities. The product development milestone of $5.0 million was achieved and the payment was made in fiscal 2015. The difference between the contractual amount of $5.0 million and the fair value of this contingent consideration was recorded in the research and development expense for the year ended March 29, 2015. During the three months ended June 28, 2015, the fair value of contingent consideration for Movea declined by $4.0 million. The decline in fair value was the result of a reduction in the estimated probability of a design win milestone associated with the Movea, S.A., (“Movea”) acquisition from 50% to 0%. The decline in fair value of the design win milestones for Movea was $4.0 million which was recorded as a credit to research and development expense.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The fair value of developed technology was determined using a cost approach, which includes an estimate of time and expenses required to recreate the intangible asset. The fair value of developed technology was capitalized as of the acquisition date and will be amortized using a straight-line method to cost of revenue over the estimated useful life of five years.

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

The Company’s acquisition of TPI was completed through a step acquisition. In fiscal 2014, the Company made investments totaling $0.3 million to own approximately 4.57% of TPI’s outstanding common stock. On August 29, 2014, the Company purchased the remaining outstanding common stock of TPI for a total consideration of $25.9 million. The total purchase price, as presented in the table below, consists of (i) cash of $11.4 million, (ii) issuance of 236,000 shares of the Company’s common stock with a fair value of $5.7 million, (iii) contingent considerations with a combined fair value of $7.6 million payable upon TPI’s achievement of certain product development milestones, and (iv) initial investments with a fair value of $1.2 million.

The table below is a summary of the purchase price allocation for the 100% equity interest of the fair value of assets acquired and liabilities assumed in connection with the acquisition of TPI (in thousands):

Cash consideration	$11,379
Issuance of common stock	5,703
Contingent consideration	7,634
Fair value of previously held 4.57% equity interest	1,215

$25,931

Allocation of purchase price:
Current assets	$392
Fixed assets	50
Other non-current assets	546
Developed technology	8,600
Goodwill	19,893
Current liabilities	(1,247)
Long-term liabilities	(2,303)

Total purchase price	$25,931

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The purchase price includes contingent consideration comprised of (i) $5.0 million payable upon a design win within one year of acquisition, (ii) $3.0 million payable upon achieving a development milestone before December 29, 2014, (iii) $2.0 million payable upon successful development of cloud application within two years of acquisition and (iv) $2.0 million upon first deployment of cloud application which is expected within one year of successful development of cloud application. The contingent considerations, which was derived from a probability weighted earn-out model of future contingent payments, have a combined fair value of $7.6 million, of which $4.9 million was recorded in accrued liabilities and $2.7 million was recorded in other long-term liabilities. The development milestone of $3 million was achieved and the payment was made in fiscal 2015. The difference between the contractual amount of $3.0 million and the fair value of this contingent consideration was recorded in the research and development expense for the year ended March 29, 2015.

During the three months ended June 28, 2015, the fair value of contingent consideration for TPI declined by $1.3 million. The decline in fair value was the result of a reduction in the estimated probability of a design win associated with the TPI acquisition from 50% to 0%. The decline in fair value of the design win milestones for TPI was $2.4 million which was recorded as a credit to research and development expense. Offsetting this amount is an increase in the fair value of two TPI cloud application milestones as a result of an increase in the estimated probability of achievement of those milestones. The increase in the fair value of the cloud application milestones was $1.1 million which was recorded as a debit to research and development expense.

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

In connection with the acquisition of TPI, the Company recorded a non-cash gain of approximately $0.9 million resulting from the difference between carrying value of its initial investments in TPI of $0.3 million and fair value of such investments of $1.2 million, as of the acquisition date. This non-cash gain is recorded in “Other income, net” on the Condensed Consolidated Statement of Operations in fiscal 2015.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Goodwill and Intangible Assets

The Company monitors the recoverability of goodwill recorded in connection with acquisitions annually, or whenever events or changes in circumstances indicate the carrying value may not be recoverable. There were no changes in the carrying amount of goodwill since March 29, 2015. The Company performs the annual goodwill impairment analysis during the third quarter of each fiscal year. As of June 28, 2015, the Company concluded that the $139.2 million of goodwill was not impaired.

Purchased intangible assets subject to amortization consist primarily of developed technology, customer relationships and patents and are reported net of accumulated amortization. Developed technology, customer relationships and patents are amortized on a straight line basis over the estimated useful life of the assets. In-process research and development is assessed for impairment until the development is completed and products are available for sale. The Company expects to complete the in-process research and development projects at various dates during fiscal year 2016 at which time amortization will commence. The costs that the Company incurred on the in-process research and development projects after the acquisition were expensed. During the third quarter of fiscal 2015, the Company recorded $0.8 million of impairment on in-process research and development on the MEMS Microphone business.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization for acquired intangible assets for the three months ended June 28, 2015 and June 29, 2014 was approximately $2.1 million and $1.2 million, respectively. The following table represents intangible assets and accumulated amortization:

	June 28, 2015
	Gross	Accumulated Amortization	Net
	(in thousands)
Developed technology	$44,320	$10,676	$33,644
Customer relationships	1,560	371	1,189
Patents	2,120	147	1,973

Total intangible assets subject to amortization	$48,000	$11,194	$36,806

	March 29, 2015
	Gross	Accumulated Amortization	Net
	(in thousands)
Developed technology	$44,320	$8,697	$35,623
Customer relationships	1,560	316	1,244
Patents	2,120	39	2,081

Total intangible assets subject to amortization	$48,000	$9,052	$38,948

The estimated future amortization expense related to intangible assets at June 28, 2015, is as follows:

Estimated Amortization
Fiscal Year	(in thousands)
2016 (reminder)	$6,425
2017	8,567
2018	8,567
2019	8,567
2020	4,550
Thereafter	130

Total	$36,806

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, the Consolidated Financial Statements and Notes thereto for the year ended March 29, 2015, and with management’s discussion and analysis of our financial condition and results of operations included in our Annual Report on Form 10-K with the Securities and Exchange Commission (SEC) on May 28, 2015.

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These forward-looking statements include our expectations as to future sales of consumer electronics devices that could potentially integrate motion processors, our expectation that our products will remain a component of customers’ products throughout any such product’s life cycle, our belief that users of our products are likely to introduce these products into other devices as well as to adopt our more advanced devices, our belief that certain end-markets pose large growth opportunities for motion processing functionality, our ability to protect our intellectual property in the United States and abroad, our belief in the sufficiency of our cash flows to meet our needs and our future financial and operating results. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-Q. These factors include, but are not limited to, the risks referred to under Item 1A. of Part I — “Risk Factors,” included in the Company’s Annual Report on Form 10-K filed on May 28, 2015 with the SEC and Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussed elsewhere in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

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

Net Revenue

We derive our net revenue from sales of our Motion and Sound solutions. We primarily sell our products through our worldwide sales organization. We also sell our products through an indirect channel of distributors that fulfill orders from manufacturers of consumer electronics devices, original design manufacturers and contract manufacturers (collectively referred to as “intermediaries”). When we reference customers in this report, we are referring to the manufacturers of consumer electronics devices that are the end customer that these intermediaries sell our products to.

	Three Months Ended
	June 28,	June 29,
	2015	2014
	(in thousands)
Net revenue	$106,296	$66,681

Net revenue for the three months ended June 28, 2015 increased by $39.6 million, or 59%, compared to the corresponding period last year, primarily due to higher volume shipments to manufacturers of smartphones, tablet devices and camera modules incorporating optimal image stabilization, partially offset by lower per unit average selling prices. Total unit shipments doubled and overall average unit selling price decreased by approximately 20% compared to the corresponding period last year. We expect a continued trend of declining unit average selling prices for our products during their life cycles.

For the three months ended June 28, 2015, three customers each accounted for 38% (Apple Inc., or Apple), 23% (Samsung Electronics Co., Ltd., or Samsung) and 10% (Xiaomi Inc. or Xiaomi) of net revenue. For the three months ended June 29, 2014, three customers each accounted for 30% (Samsung), 12% (LG Electronics Inc. or LG) and 10% (Xiaomi) of total net revenue.

Net Revenue by Target End Market

	Three Months Ended
	June 28,	June 29,
	2015	2014
	(in thousands)
Smartphone and tablet devices	$77,020	$53,312
% of net revenue	72%	80%
Optical image stabilization	$16,750	$8,145
% of net revenue	16%	12%
Gaming and other	$12,526	$5,224
% of net revenue	12%	8%

Net revenue growth for the smartphone and tablet end market in three months ended June 28, 2015 reflects significant expansion of the smartphone portion of the handset market and increased adoption of our technologies in those devices during that time period. Net revenue growth and contribution to total net revenue for the optimal image stabilization end market in three months ended June 28, 2015 primarily reflects increased adoption of our technology for optical image stabilization in smartphone camera modules. The net revenue growth and contribution to total net revenue for the gaming and other end market in three months ended June 28, 2015 primarily reflects the growth in China market.

Net Revenue by Geographic Region

	Three Months Ended
	June 28,	June 29,
Region	2015	2014
	(in thousands)
United States	$43,803	$7,830
Korea	28,723	28,913
China	24,606	17,359
Japan	4,136	3,794
Taiwan	3,186	7,610
Rest of world	1,842	1,175

	$106,296	$66,681

We report revenue by geographic region based upon the location of the headquarters of our customers. We primarily sell our products directly to customers and distributors in Asia and North America. Sales into Asia constituted 57% of our net revenue in the three months ended June 28, 2015 compared with 86% of our net revenue in the three months ended June 29, 2014.

The net revenue increase in Korea, United States and China reflect growing demand for our products primarily by mobile device customers. The net revenue decrease in Japan primarily reflects a declining consumer market for console gaming due to a shift to mobile device and online gaming.

We believe that a substantial percentage of our net revenue will continue to come from sales to customers and contract manufacturers located in Asia, where most of the manufacturers of consumer electronics devices that use and may in the future use our products are located. As a result of this regional customer concentration, we may be subject to economic and political events and other developments that impact our customers in Asia. For more information, see the section titled “Risk Factors - Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business”, referred to under Item 1A. of Part I in our Annual Report on Form 10-K filed on May 28, 2015 with the SEC.

Gross Profit and Gross Margin

Gross profit is the difference between net revenue and cost of revenue and gross margin is gross profit as a percentage of sales.

	Three Months Ended
	June 28,	June 29,
	2015	2014
	(in thousands)
Gross profit	$44,831	$31,176
% of net revenue	42%	47%

Gross profit increased by $13.7 million in the three months ended June 28, 2015 compared to the corresponding period last year primarily due to an increase in unit sales of our products, partially offset by decreases in average selling price per unit sold for comparable products. The decline in average unit selling prices was partially offset by lower average unit costs resulting from improved manufacturing yields.

Gross profit as a percentage of net revenue, or gross margin, decreased primarily due to the decrease in average unit selling prices was greater than the decrease in average unit costs.

We expect gross margins to fluctuate during future periods due to changes in product mix, average unit selling prices, manufacturing costs, manufacturing yields, amortization of acquired intangible assets, levels of inventory valuation and excess reserves recorded, if any, and levels of product demand.

Research and Development

Research and development expense primarily consists of personnel related expenses, intellectual property license costs, reference design development costs, development testing and evaluation costs, depreciation expense and allocated occupancy costs. Research and development activities include the design of new products, refinement of existing products and processes and design of test methodologies, including hardware and software to ensure compliance with required specifications. All research and development costs are expensed as incurred. We expect our research and development expenses to increase, in absolute dollar terms, to expand our product offerings and enhance existing products.

	Three Months Ended
	June 28,	June 29,
	2015	2014
	(in thousands)
Research and development	$20,255	$19,408
% of net revenue	19%	29%

Research and development expense for three months ended June 28, 2015 increased by $0.8 million, or 4%, compared to the corresponding period last year. The increase was primarily attributable to a $3.7 million increase in employee compensation and benefits costs mainly due to an increase in headcount in part from our acquisitions of Movea and TPI, a $1.0 million increase in third party project and contractor costs associated with new product development, a $0.4 million increase in allocated infrastructure costs due to expended costs to support higher headcount, a $0.3 million increase in facility costs due to expansion of global facilities and a $0.3 million increase in depreciation costs related to increased capital equipment. Offsetting these increases was a $5.3 million credit from contingent consideration adjustment (See Note 8).

Research and development headcount increased to 312 at the end of June 28, 2015 from 207 at the end of June 29, 2014. Additions to headcount including employees from our acquisition of Movea and TPI primarily supported expansion of new product and future technology development activities.

Selling, General and Administrative

Selling, general and administrative expense primarily consists of personnel related expenses, field application engineering support, travel costs, professional and consulting fees, legal fees, depreciation expense and allocated occupancy costs. We expect selling, general and administrative expenses to increase on an absolute basis in the future as we, hire personnel to expand our sales, marketing, finance, legal and other administrative personnel and pay the costs associated with litigation, if any.

	Three Months Ended
	June 28,	June 29,
	2015	2014
	(in thousands)
Selling, general and administrative	$15,824	$13,918
% of net revenue	15%	21%

Selling, general and administrative expense increased by $1.9 million, or 14%, in the three months ended June 28, 2015 compared to the corresponding period last year. The increase was primarily attributable to a $2.4 million increase in employee compensation and benefits costs mainly due to an increase in headcount, offset partially by a decrease of $0.7 million in outside expenses due primarily to legal costs related to the acquisition of Movea and TPI in the three month ended June 29, 2014. Selling, general and administrative headcount increased to 155 at the end of June 28, 2015 from 137 at the end of June 29, 2014.

Legal Settlement Accrual

	Three Months Ended
	June 28,	June 29,
	2015	2014
	(in thousands)
Legal settlement accrual	$11,708	$—
% of net revenue	11%	—%

A competitor has made generalized assertions of potential infringement. During the quarter, we tentatively resolved all assertions of potential infringement. The tentative settlement has resulted in the Company incurring a charge of $11.7 million during the quarter ended June 28, 2015.

Interest (Expense)

	Three Months Ended
	June 28, 2015	June 29, 2014
	(in thousands)
Interest (expense)	$(2,724)	$(2,584)
% of net revenue	3%	4%

Interest (expense) for the three months ended June 28, 2015 and June 29, 2014 related to the Convertible Senior Notes issued in the third quarter of fiscal year 2014.

Other Income, Net

	Three Months Ended
	June 28, 2015	June 29, 2014
	(in thousands)
Other income, net	$61	$181
% of net revenue	0%	—%

Other income, net decreased by $0.1 million for the three months ended June 28, 2015 compared to the corresponding period last year.

Income Tax Provision

	Three Months Ended
	June 28, 2015	June 29, 2014
	(in thousands)
Income tax provision	$228	$279
% loss before income tax	(4)%	(6)%

For the three months ended June 28, 2015, we recorded an income tax provision of $0.2 million, compared to an income tax provision of $0.3 million for the three months ended June 29, 2014. Our estimated 2016 effective tax rate differs from the U.S. statutory rate primarily due to foreign tax differentials, a current year anticipated loss in the U.S., and was negatively affected by an increase in non-deductible stock option expense, and other deductible federal tax attributes.

Included in our gross unrecognized tax benefits balance of $24.7 million at June 28, 2015 are $22.5 million of tax positions which would affect income tax expense if recognized. As of June 28, 2015, approximately $2.2 million of unrecognized tax benefits would be offset by a change in valuation allowance. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur. As a result, these amounts are not included in the tables above.

For tax purposes, over 90% of our revenue is derived from sales to destinations outside the U.S. A significant percentage of our pre-tax income during the three months ended June 28, 2015 and June 29, 2014 was generated internationally, primarily from our Cayman Island subsidiary, which is currently a zero tax jurisdiction. Since 2011, our Cayman Island subsidiary has procured the rights to manufacture and sell our products in non-US locations via an intercompany technology license arrangement with its U.S. parent company. In addition, we have not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from our non-U.S. subsidiaries, as it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, and the tax regulations in each geographic region. We expect that a large percentage of our consolidated pre-tax income will continue to be derived from, and reinvested in, our overseas operations. We anticipate that this pre-tax income will continue to be subject to foreign tax at significantly lower tax rates when compared to the United States federal statutory tax rate.

The Company had deferred tax assets (“DTAs”) related to Research and Development Credits and other tax attributes including accrued expenses and stock based compensation that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. Realization of our DTAs is dependent upon future federal, state and foreign taxable income. Many of those credit carryforwards will expire if they are not used within certain time periods. As of June 28, 2015, management determined that there is sufficient positive evidence to conclude that it is more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these credits could ultimately expire unused, especially if our U.S. entity does not make a taxable profit, which has been limited mainly due to stock option deductions since the company went public. Therefore, unless we are able to generate sufficient taxable income from our U.S. operations, a substantial valuation allowance to reduce our U.S. DTAs may be required, which would materially increase our expenses in the period the allowance is recognized and materially adversely affect our results of operations and statement of financial condition. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require possible material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

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

There have been no material changes to the our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on May 28, 2015.

Liquidity and Capital Resources

As of June 28, 2015, we had $241.6 million of cash, cash equivalents and investments. We believe our current cash, cash equivalents and investments will be sufficient to satisfy our liquidity requirements for the next 12 months. Our liquidity may be negatively impacted as a result of a decline in sales of our products due to a decline in our end markets, decrease in sales of our customers’ products in the market, or adoption of competitors’ products. If we resolve all assertions of potential infringement with a competitor, we are expected to make a payment of approximately $12 million during the quarter ending September 27, 2015. Additionally, $48.5 million of the $72.9 million of cash and cash equivalents were held by our foreign subsidiaries as of June 28, 2015. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the United States, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

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

The change in cash and cash equivalents for the three months ended June 28, 2015 and June 29, 2014 was as follows:

	Three Months Ended
	June 28, 2015	June 29, 2014
	(in thousands)
Net cash provided by operating activities	$25,262	$6,686
Net cash provided by (used in) investing activities	(41,404)	1,963
Net cash provided by financing activities	3,364	1,752

Net increase (decrease) in cash and cash equivalents	$(12,778)	$10,401

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended June 28, 2015 of $25.3 million was primarily due to a change in operating assets and liabilities of $22.7 million and non-cash expenses of $8.4 million, partially offset by a net loss of $5.8 million.

The changes in our net operating assets and liabilities of $22.7 million were comprised of a net increase of $13.0 million in Accrued liabilities primarily due to the accrual for a tentative legal settlement, a decrease of $10.6 million in Inventories, a net increase of $4.2 million in Accounts payable and a decrease of $1.0 million in Prepaid and other current assets, offset partially by an increase of $5.9 million in Accounts receivable. The non-cash expenses of $8.4 million consisted primarily of stock-based compensation of $8.6 million, depreciation and amortization of $5.2 million, non-cash interest expense of $2.0 million, partially offset by contingent consideration adjustment of $5.3 million and deferred income tax assets of $1.8 million.

Net cash provided by operating activities for the three months ended June 29, 2014 of $6.7 million primarily due to non-cash expenses of $12.5 million, partially off-set by a net loss of $4.8 million and a net increase in operating assets and liabilities of $0.9 million consisting primarily of increases in “Inventories” of $4.5 million , “Other assets” of $0.7 million, and a decrease in Accounts payable” of $0.2 million partially off-set by a decrease “Prepaid expenses and other current assets” of $1.8 million and a decrease in “Accounts Receivables” of $2.7 million. Non-cash expenses of $12.5 million consisted primarily of depreciation and amortization of $3.0 million and stock-based compensation of $7.6 million and non-cash interest expense of $1.8 million. The $2.7 million decrease in “Accounts receivable” principally relates to stronger collections in June 2014 compared to March 2014. The $1.8 million increase in “Prepaid expenses and other current assets” was primarily attributed to reduction in vendor advance and other receivables. The $4.5 million increase in “Inventories” was attributable to increased production of products to meet forecast future demand.

Net Cash Provided By (Used In) Investing Activities

Net cash used in investing activities in the three months ended June 28, 2015 of $41.4 million primarily reflected the purchase of available-for-sale investments of $54.4 million and the purchase of property and equipment of $2.3 million, partially offset by the sale and maturity of available-for-sale investments of $15.4 million.

Net cash provided by investing activities in the three months ended June 29, 2014 of $2.0 million primarily reflected the sale and maturity of available-for-sale investments of $10.4 million, partially offset by purchase of property and equipment of $8.4 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the three months ended June 28, 2015 of $3.4 million resulted primarily from proceeds from the issuance of common stock.

Net cash provided by financing activities in the three months ended June 29, 2014 of $1.8 million resulted primarily from proceeds from the issuance of common stock.

Off Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 28, 2015, we were not involved in any unconsolidated SPE transactions

Warranties and Indemnification

In connection with the sale of products in the ordinary course of business, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and agree to indemnify customers against third-

party claims for such infringement. Further, our certificate of incorporation and bylaws require us to indemnify our officers and directors against any action that may arise out of their services in that capacity. We have not been subject to any material liabilities under such provisions and therefore believe that our exposure for these indemnification obligations is minimal. Accordingly, we have no liabilities recorded for these indemnity agreements as of June 28, 2015.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of June 28, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Convertible senior notes obligations	$175,000	$—	$—	$175,000	$—
Interest on convertible senior notes obligations	10,235	2,878	6,108	1,249
Operating lease obligations	27,968	4,840	11,726	10,208	1,194
Purchase obligations	63,101	63,101	—	—	—

Total contractual obligations	$276,304	$70,819	$17,834	$186,457	$1,194

Convertible senior notes and interest on convertible senior notes obligations relate to the convertible senior notes issued in November 2013. See Note 5 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a full description of the convertible senior notes.

Operating lease obligations consist of contractual obligations from agreements for non-cancelable office space, net of future minimum lease income. Minimum Sublease income from the third parties was approximately $0.3 million for the three months ended June 28, 2015. The failure of the third party to comply with its obligations under the subleases, we remain contractually obligated, as primary lessee, under the lease.

Purchase obligations consist of the minimum purchase commitments made to contract manufacturers.

Included in our gross unrecognized tax benefits balance of $24.7 million at June 28, 2015 are $22.5 million of tax positions which would affect income tax expense if recognized. As of June 28, 2015, approximately $2.2 million of unrecognized tax benefits would be offset by a change in valuation allowance. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur. As a result, these amounts are not included in the tables above.

Recent Accounting Pronouncements

See Item 1 of Part I, Financial Statements—Note 1— Organization and Summary of Significant Accounting Policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting InvenSense, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended March 29, 2015. Our exposure to market risk has not changed materially since March 29, 2015.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Item 1 of Part I, Financial Statements—Note 4— Commitments and Contingencies.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. The risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015.

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

Dated: August 6, 2015	INVENSENSE, INC.

	By:	/s/ Mark P. Dentinger
Mark P. Dentinger
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 28, 2015 and March 29, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended June 28, 2015 and June 29, 2014, (iii) Condensed Consolidated Statements of Comprehensive loss for three months ended June 28, 2015 and June 29, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 28, 2015 and June 29, 2014, and (v) Notes to Condensed Consolidated Financial Statements.