Form 10-Q
period 2015-09-27
InvenSense Inc
filed 2015-10-29
CIK 1294924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2015

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 16, 2015
Common Stock, $0.001 par value	92,043,000

INVENSENSE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVENSENSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 27, 2015	March 29, 2015
Assets
Current assets:
Cash and cash equivalents	$70,162	$85,637
Short-term investments	203,221	129,919
Accounts receivable	50,434	44,522
Inventories	61,684	75,105
Prepaid expenses and other current assets	13,143	14,950

Total current assets	398,644	350,133
Property and equipment, net	39,091	41,849
Intangible assets, net	41,005	45,508
Goodwill	139,175	139,175
Other assets	14,424	9,019

Total assets	$632,339	$585,684

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,951	$23,130
Accrued liabilities	43,768	31,991

Total current liabilities	78,719	55,121
Long-term debt	146,767	142,810
Other long-term liabilities	27,197	28,252

Total liabilities	252,683	226,183

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value — 20,000 shares authorized, no shares issued and outstanding at September 27, 2015 and March 29, 2015	—	—
Common stock:
Common stock, $0.001 par value — 750,000 shares authorized, 92,012 shares issued and outstanding at September 27, 2015; 90,894 shares issued and outstanding at March 29, 2015;	283,084	262,677
Accumulated other comprehensive (loss)	(102)	(4)
Retained earnings	96,674	96,828

Total stockholders’ equity	379,656	359,501

Total liabilities and stockholders’ equity	$632,339	$585,684

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net revenue	$112,545	$90,195	$218,841	$156,876
Costs of revenue	65,974	58,854	127,439	94,359

Gross profit	46,571	31,341	91,402	62,517
Operating expenses:
Research and development	24,991	21,593	45,246	41,001
Selling, general and administrative	15,186	14,592	31,010	28,510
Legal settlement accrual	—	—	11,708	—

Total operating expenses	40,177	36,185	87,964	69,511

Income (loss) from operations	6,394	(4,844)	3,438	(6,994)
Interest (expense)	(2,765)	(2,620)	(5,489)	(5,204)
Other income, net	104	1,199	165	1,380

Income (loss) before income taxes	3,733	(6,265)	(1,886)	(10,818)
Income tax provision (benefit)	(1,960)	603	(1,732)	882

Net income (loss)	$5,693	$(6,868)	$(154)	$(11,700)

Net income (loss) per share of common stock:
Basic	$0.06	$(0.08)	$(0.00)	$(0.13)

Diluted	$0.06	$(0.08)	$(0.00)	$(0.13)

Weighted average shares outstanding used in computing net income (loss) per share:
Basic	91,574	88,997	91,325	88,650

Diluted	92,569	88,997	91,325	88,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net income (loss)	$5,693	$(6,868)	$(154)	$(11,700)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(59)	(52)	(98)	39

Comprehensive income (loss)	$5,634	$(6,920)	$(252)	$(11,661)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	September 27, 2015	September 28, 2014
Cash flows from operating activities:
Net loss	$(154)	$(11,700)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,245	4,310
Amortization of intangible assets	4,503	2,895
Non cash interest expense	3,958	3,672
Write-off of in-process research and development	—	770
Loss on disposal of property and equipment	—	326
Gain on equity investment	—	(890)
Stock-based compensation expense	17,683	14,637
Contingent consideration adjustment	(5,307)	—
Deferred income tax assets	(3,498)	25
Tax effect of employee benefit plan	(758)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,912)	(27,298)
Inventories	13,421	(1,978)
Prepaid expenses and other assets	2,113	54
Other assets	(1,833)	(1,100)
Accounts payable	12,444	5,398
Accrued liabilities	15,872	8,130

Net cash provided by (used in) operating activities	$58,777	$(2,749)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(71,446)
Purchase of property and equipment	(3,953)	(17,624)
Sales and maturities of available-for-sale investments	71,843	98,528
Purchase of available-for-sale investments	(145,732)	—

Net cash provided by (used in) investing activities	(77,842)	9,458

Cash flows from financing activities:
Proceeds from the issuance of common stock	3,590	5,690

Net cash provided by financing activities	3,590	5,690

Net increase (decrease) in cash and cash equivalents	(15,475)	12,399
Cash and cash equivalents:
Beginning of period	85,637	26,025

End of period	$70,162	$38,424

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,531	$1,429

Cash paid (received) for income taxes	$294	$(186)

Noncash investing and financing activities:
Unpaid purchases of property and equipment	$604	$5,681

Unrealized gain (loss) from available-for-sale investments	$(157)	$2

Proceeds receivable from the exercise of stock options	$—	$81

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

Fiscal Year

The Company’s fiscal year is a 52 or 53 week period ending on the Sunday closest to March 31. The Company’s most recent fiscal year (“Fiscal 2015”) ended on March 29, 2015 (“March 2015”). The second fiscal quarter in each of the two most recent fiscal years ended on September 27, 2015 (“three months ended September 27, 2015”) and September 28, 2014 (“three months ended September 28, 2014”), respectively, and each quarter period included 13 weeks. Fiscal year 2016 is a 53-week fiscal year. The extra week is included in our fourth fiscal quarter ended April 3, 2016.

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

The condensed consolidated balance sheet as of March 29, 2015, included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods. The results of operations for the period ended September 27, 2015 is not necessarily indicative of the results to be expected for the fiscal year ending April 3, 2016 or for any future year or interim period.

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

Concentration of Credit Risk

The majority of the Company’s products are shipped through its distributors or contract manufacturers, which are the legal counter-party on the sale. When the Company references customers, sales and revenue in this report, the Company is referring to the manufacturers of consumer electronics devices that are the end customer for our products. However, any disclosure about the composition of the Company’s accounts receivable refers to the intermediary, which is the legal counter party in a particular contract. Some of the Company’s intermediaries may serve more than one of the Company’s customers. As a result, attempting to compare or correlate disclosures about our accounts receivable composition as of a particular date with the disclosures regarding revenues generated by our customers for the period ending on the same date can be difficult or misleading.

A distributor and a customer accounted for 49% and 20% of accounts receivable, respectively, at September 27, 2015. A distributor and a customer accounted for 38% and 26% of accounts receivable, respectively, at March 29, 2015.

For the three months ended September 27, 2015, one customer accounted for 34% of total net revenue and one customer accounted for 19% of total net revenue. For the six months ended September 27, 2015, one customer accounted for 36% of total net revenue and one customer accounted for 21% of total net revenue. For the three months ended September 28, 2014, one customer accounted for 29% of total net revenue and one customer accounted for 26% of total net revenue. For the six months ended September 28, 2014, one customer accounted for 30% of total net revenue, one customer accounted for 17% of total net revenue and the third customers accounted for 10% of total net revenue.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Warranty

The Company offers one year standard warranty to its products. In selective cases, the warranty period could be extended to multiple years. The Company’s accrual for anticipated warranty costs has increased primarily due to an increase in unit sales volume and a commensurate increase in the volume of product returned under the warranty agreements. The accrual also includes management’s judgment regarding anticipated rates of warranty claims and associated repair costs. The following table summarizes the activity related to product warranty liability during the six months ended September 27, 2015 and September 28, 2014:

	Six Months Ended
	September 27, 2015	September 28, 2014
	(in thousands)
Beginning balance	$341	$80
Provision for warranty	421	103
Adjustments related to changes in estimate	(204)	(96)
Less: actual warranty costs	(82)	(15)

Ending balance	$476	$72

Net Income (Loss) Per Share

Basic net income per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period, which excludes dilutive unvested restricted stock. Diluted net income per share is computed by dividing net income (loss) by the weighted average number of shares outstanding, including unvested restricted stock, certain warrants to purchase common stock and potential dilutive shares from the dilutive effect of outstanding stock options using the treasury stock method. In periods in which the Company has reported a net loss, the common stock equivalents are excluded from the calculation of diluted net loss per share of common stock as their effect is antidilutive under the treasury stock method.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(in thousands, except per share data)
Numerator:
Basic and Diluted
Net income (loss)	$5,693	$(6,868)	$(154)	$(11,700)

Denominator:
Basic shares:
Weighted-average shares used in computing basic net income (loss) per share	91,574	88,997	91,325	88,650

Diluted shares:
Weighted-average shares used in computing basic net income (loss) per share	91,574	88,997	91,325	88,650
Effect of potentially dilutive securities:
Stock options and unvested restricted stock	995	—	—	—
Common stock warrants	—	—	—	—

Weighted-average shares used in computing diluted net income (loss) per share	92,569	88,997	91,325	88,650

Net income (loss) per share
Basic	$0.06	$(0.08)	$(0.00)	$(0.13)
Diluted	$0.06	$(0.08)	$(0.00)	$(0.13)

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following summarizes the potentially dilutive securities outstanding at the end of each period that were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(in thousands)
Employee stock options	7,382	8,665	9,059	8,635
Unvested restricted stock units	2,989	3,660	4,204	3,537

Total antidilutive securities	10,371	12,325	13,263	12,172

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

Property and equipment by country were as follows:

Country	September 27, 2015	March 29, 2015
	(in thousands)
United States	$9,542	$9,442
Taiwan	27,915	31,334
Other	1,634	1,073

	$39,091	$41,849

Net revenue from unaffiliated customers by country was as follows:

	Three Months Ended		Six Months Ended
Region	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(in thousands)
United States	$42,913	$29,622	$86,716	$37,452
Korea	24,469	35,058	53,192	63,970
China	26,010	12,546	50,616	29,906
Japan	8,028	5,939	12,164	9,733
Taiwan	7,576	5,185	10,762	12,795
Rest of world	3,549	1,845	5,391	3,020

	$112,545	$90,195	$218,841	$156,876

Recent Accounting Pronouncements

On July 22, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, the FASB issued final guidance that simplifies the subsequent measurement of inventories by replacing today’s lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. Entities that use last-in, first-out or retail inventory method will continue to use existing impairment models. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company does not expect this guidance to have significant impact on its consolidated financial statements.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On August 18, 2015, the FASB issued ASU No. 2015-15, the ASU states that the Securities and Exchange Commission (“SEC”) staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are outstanding borrowings under that line-of-credit arrangement. For public business entities, ASU 2015-15 is effective concurrent with adoption of ASU No. 2015-03 which is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs on April 7, 2015. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The Company does not expect this guidance to have significant impact on its consolidated financial statements.

On September 25, 2015, the FASB issued ASU 2015-16, the new guidance eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. An acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not expect this guidance to have significant impact on its consolidated financial statements.

2.	Cash Equivalents and Available-for-Sale Investments

At September 27, 2015, cash and cash equivalents totaled $70.2 million, of which $45.4 million was cash and $24.8 million was cash equivalents invested in money market funds. At September 27, 2015, $37.0 million of the cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the United States, the Company would be required to accrue and pay U.S. taxes to repatriate these funds. However, the Company’s intent is to indefinitely reinvest these funds outside of the United States, and the Company’s current plans for the foreseeable future do not demonstrate a need to repatriate them to fund U.S. operations. Additionally, as of September 27, 2015, the Company had short-term available-for-sale investments of $203.2 million which are held in the US entity.

At March 29, 2015, cash and cash equivalents totaled $85.6 million, of which $61.6 million was cash and $24.0 million was cash equivalents. At March 29, 2015, $47.7 million of the cash and cash equivalents were held by our foreign subsidiaries. Additionally, as of March 29, 2015, the Company had short-term available-for-sale investments of $129.9 million which are held in the US entity.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair value measurements at each reporting date were as follows:

September 27, 2015:

Assets measured at fair value on a recurring basis were presented in the Company’s condensed consolidated balance sheet as of September 27, 2015.

	September 27, 2015 Balance	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3
	(in thousands)
Assets
Money Market Funds	$24,753	$24,753	$—	$—
Corporate Notes and Bonds	168,465	—	168,465	—
Commercial Paper	32,255	—	32,255	—
U.S. Agency Securities	2,501	—	2,501	—

Total investments	$227,974	$24,753	$203,221	$—

Liabilities
Contingent consideration	$3,817	$—	$—	$3,817

Assets
Cash equivalents	$24,753	$24,753	$—	$—
Short-term investments	203,221	—	203,221	—

Total investments	$227,974	$24,753	$203,221	$—

Liabilities
Accrued liabilities	$3,817	$—	$—	$3,817

Total contingent consideration	$3,817	$—	$—	$3,817

	September 27, 2015 Balance	Gross Unrealized Gain	Gross Unrealized Loss	September 27, 2015 Estimated FMV
Corporate Notes and Bonds	$168,619	$4	$(158)	$168,465
Commercial Paper	32,260	1	(6)	32,255
U.S. Agency Securities	2,500	1	—	2,501

Total Available-for-sale investments	$203,379	$6	$(164)	$203,221

Money Market Funds				24,753

Total Aggregate Fair Value				$227,974

The fair values of money market funds were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate notes and bonds, commercial paper, municipal notes and bonds and U.S. Agency Securities were derived from non-binding market consensus prices that are corroborated by observable market data.

There were no transfers of assets measured at fair value between Level 1 and Level 2 during the three months ended September 27, 2015.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 29, 2015:

Assets measured at fair value on a recurring basis were presented in the Company’s consolidated balance sheet as of March 29, 2015.

	March 29, 2015 Balance	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3
	(in thousands)
Assets
Money Market Funds	$22,023	$22,023	$—	$—
Corporate Notes and Bonds	122,124	—	122,124	—
Commercial Paper	6,991	—	6,991	—
Municipal Notes and Bonds	302	—	302	—
U.S. Agency Securities	2,502	—	2,502	—

Total investments	$153,942	$22,023	$131,919	$—

Liabilities
Contingent consideration	$9,124	$—	$—	$9,124

Assets
Cash equivalents	$24,023	$24,023	$—	$—
Short-term investments	129,919	—	129,919	—
Long-term investments	—	—	—	—

Total investments	$153,942	$24,023	$129,919	$—

Liabilities
Accrued liabilities	$6,364	$—	$—	$6,364
Long-term liabilities	2,760	—	—	2,760

Total contingent consideration	$9,124	$—	$—	$9,124

	March 29, 2015 Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	March 29, 2015 Estimated FMV
Corporate Notes and Bonds	$122,131	$22	$(29)	$122,124
Commercial Paper	6,992	—	(1)	6,991
Municipal Notes and Bonds	302	—	—	302
U.S. Agency Securities	2,500	2	—	2,502

Total Available-for-sale investments	$131,925	$24	$(30)	$131,919

Money Market Funds				22,023

Total Aggregate Fair Value				$153,942

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Level 3 financial liabilities:

The following table provides a summary of changes in fair value of the Company’s contingent consideration categorized as Level 3 for the six months ended September 27, 2015:

Six Months Ended
September 27, 2015
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

An increase in the estimate of probability of meeting the milestones could result in a significantly higher estimated fair value of the contingent consideration liability. Alternatively, a decrease in the estimate of probability of meeting the milestones could result in a significantly lower estimated fair value of contingent consideration liability. The fair value of contingent consideration was derived from a probability weighted earn-out model of future contingent payments. The cash payments are expected to be made upon meeting the milestones (See Note 8). The initial valuation of the contingent consideration was based on a collaborative effort of the Company’s engineering and finance departments, and third party valuation experts. The estimate of meeting the milestones and discount rates will be reviewed quarterly and updated as and when necessary. Potential valuation adjustments will be made to adjust the contingent consideration payments. These adjustments will be recorded in the statements of operations.

During the six months ended September 27, 2015, the fair value of contingent consideration declined by $5.3 million. The decline in fair value was the result of a reduction in the probability of a design win milestone associated with the Movea, S.A., (“Movea”) acquisition from 50% to 0% and a reduction in the probability of a design win associated with the Trusted Positioning, Inc. (“TPI”) acquisition from 50% to 0%. The decline in fair value of the design win milestones for Movea and TPI was $4.0 million and $2.4 million, respectively, which were recorded as a credit to research and development expense. The earn-out payments for the Movea and TPI’s design win milestones were not made as these miles stones were not met and expired during the six months ended September 27, 2015. Offsetting this amount is an increase in the fair value of two TPI cloud application milestones as a result of an increase in the estimated probability of achievement of those milestones. The increase in the fair value of the cloud application milestones was $1.1 million which was recorded as a debit to research and development expense during the six months ended September 27, 2015.

3. Balance Sheet Details

Inventories

Inventories at September 27, 2015 and March 29, 2015 consist of the following:

	September 27, 2015	March 29, 2015
	(in thousands)
Work in process	$23,941	$49,146
Finished goods	37,743	25,959

Total inventories	$61,684	$75,105

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at September 27, 2015 and March 29, 2015 consist of the following:

	September 27, 2015	March 29, 2015
	(in thousands)
Deferred tax assets	$5,099	$5,127
Prepaid expenses	4,175	4,280
Income tax receivable	89	1,398
Other receivables	1,707	2,675
Other current assets	2,073	1,470

Total prepaid expenses and other current assets	$13,143	$14,950

Property and Equipment

Property and equipment at September 27, 2015 and March 29, 2015 consist of the following:

	September 27, 2015	March 29, 2015
	(in thousands)
Production and lab equipment	$48,717	$47,107
Computer equipment and software	7,328	6,044
Equipment under construction	2,664	2,820
Leasehold improvements and furniture and fixtures	8,122	7,163

Subtotal	66,831	63,134
Accumulated depreciation and amortization	(27,740)	(21,285)

Property and equipment—net	$39,091	$41,849

Depreciation expense for the three and six months ended September 27, 2015 was $3.2 million and $6.2 million, respectively. Depreciation expense for the three and six months ended September 28, 2014 was $2.6 million and $4.3 million, respectively. Equipment under construction consists primarily of production and lab equipment. Equipment under construction is not subject to depreciation until it is available for its intended use. All of the equipment under construction is expected to be completed and placed in service by the end of fiscal 2016.

Accrued Liabilities

Accrued liabilities at September 27, 2015 and March 29, 2015 consist of the following:

	September 27, 2015	March 29, 2015
	(in thousands)
Contingent consideration, current portion	$3,817	$6,364
Payroll-related expenses	8,367	7,197
Bonuses	4,051	5,352
Legal fees	12,314	921
Accrued contractual coupon interest payable on convertible senior notes	1,247	1,252
Deferred revenue	1,663	1,584
Income tax payable	547	311
Other tax payable	768	768
Acquisition-related payable	1,380	1,380
Customer deposit	1,796	900
Other accrued liabilities	7,818	5,962

Total accrued liabilities	$43,768	$31,991

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Long-term Liabilities

Other long-term liabilities at September 27, 2015 and March 29, 2015 consist of the following:

	September 27, 2015	March 29, 2015
	(in thousands)
Long-term tax payable	$14,223	$11,918
Deferred tax liabilities	3,481	3,936
Deferred revenue	3,000	3,400
Deferred rent	3,740	3,630
Contingent consideration, noncurrent portion	—	2,760
Long-term debt	2,502	2,472
Other long-term liabilities	251	136

Total accrued liabilities	$27,197	$28,252

4.	Commitments and Contingencies

Operating Lease Obligations

The Company has non-cancelable operating leases for its facilities through fiscal year 2022.

Future minimum lease payments, net of future minimum lease income, under operating leases as of September 27, 2015 are as follows:

Amount
Fiscal Years Ending:	(in thousands)
2016 (remainder)	$2,456
2017	5,172
2018	6,357
2019	6,544
2020	5,197
Beyond	1,823

Total	$27,549

The Company’s lease agreements provide for rental payments which have certain lease incentives and graduated rental payments. As a result, the rent expense is recognized on a straight-line basis over the term of the lease. The Company’s rental expense under operating leases, net of the rent income from subleases of $0.4 million and $0.7 million, was approximately $1.2 million and $2.6 million for the three and six months ended September 27, 2015, respectively. The Company’s rental expense under operating leases was approximately $1.2 million and $2.3 million for the three and six months ended September 28, 2014, respectively.

Purchase Commitments

The Company has non-cancelable purchase commitments with its foundry vendors. Future minimum payments of $55.7 million under the purchase commitments as of September 27, 2015 are less then twelve months.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Legal Proceedings and Contingencies

From time to time the Company is involved in litigation that the Company believes is of the type common to companies engaged in our line of business, including intellectual property and employment issues.

In January and March of 2015, purported shareholders filed five substantially similar class action complaints in the U.S. District Court, Northern District of California against the Company and two of the Company’s current and former executives (“Class Action Defendants”) (Jim McMillan v. InvenSense, Inc., et al. Case No. 3:15-cv-00084-JD, filed January 7, 2015; William Lendales v. InvenSense, Inc. et al., Case No. 3:15-cv-00142-VC, filed on January 12, 2015; Plumber & Steamfitters Local 21 Pension Fund v. InvenSense, Inc., et al., Case No. 5:15-cv-00249-BLF, filed on January 16, 2015; William B. Davis vs. InvenSense, Inc., et al., Case No. 5:15-cv-00425-RMW, filed on January 29, 2015; and Saratoga Advantage Trust Technology & Communications Portfolio v. InvenSense et al., Case No. 3:15-cv-01134, filed on March 11, 2015). On April 23, 2015, those cases were consolidated into a single proceeding which is currently pending in the U.S. District Court, Northern District of California and captioned In re InvenSense, Inc. Securities Litigation, Case No. 3:15-cv-00084-JD (the “Securities Case”), and the Vossen Group was designated as lead plaintiff. On May 26, 2015, the lead plaintiffs filed a consolidated amended class action complaint, which alleges that the defendants violated the federal securities laws by making materially false and misleading statements regarding our business results between July 29, 2014 and October 28, 2014, and seeks unspecified damages along with plaintiff’s costs and expenses, including attorneys’ fees. On June 25, 2015, the Class Action Defendants filed a motion seeking dismissal of the case and a hearing on that motion was held on October 7, 2015.

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

Robert Bosch GmbH (“Bosch”), one of the Company’s competitors, and the Company have each previously made generalized assertions of potential patent infringement by the other. On October 28, 2015, the Company and Bosch resolved all assertions of potential infringement between them and entered into a multi-year, worldwide patent cross license agreement for MEMS and sensor technologies, excluding patents covering InvenSense’s CMOS-MEMS eutectic bonding production process and Bosch’s two-layer porous silicon production process, and an upfront payment of $11.5 million to Bosch. The other terms of the settlement and the patent cross license agreement remain confidential and are not expected to have a material impact on our future results. Based on the status of the negotiations, the Company recognized a pre-tax charge of $11.7 million during the quarter ended June 28, 2015. In the future, other third parties may assert against the Company and its customers and distributors, their patent and other intellectual property rights to technologies that are important to our business.

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

The Company separately accounts for the liability and equity components of the Notes. The initial debt component of the Notes was valued at $135.7 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 7.3%, with the equity component representing the residual amount of the proceeds of $39.3 million which was recorded as a debt discount. The issuance costs were allocated pro-rata based on the relative initial carrying amounts of the debt and equity components, including the Note hedges and warrants transactions described below. As a result, $2.5 million of the issuance costs was allocated to the equity component of the Notes, $3.0 million of issuance costs paid to the initial purchaser was accounted for as a debt discount and $0.25 million of the issuance costs was classified as other non-current assets. Debt issuance costs was reclassified and presented in the balance sheet as a direct deduction from the carrying value of the debt liability, consistent with the presentation of a debt discount in the first quarter of the Company’s fiscal year 2016 pertaining to the requirement of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The debt discount and the issuance costs allocated to the debt component are amortized as additional interest expense over the term of the Notes using the effective interest method. As of September 27, 2015, the remaining amortization period of the debt discount and the issuance costs is 3.1 years. The effective interest rate of the Notes is 7.84% per annum (1.75% coupon rate plus 6.09% of non-cash accretion expense).

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Note Hedges and Warrants above are classified in stockholders’ equity in the Company’s consolidated balance sheets.

The following table summarizes the principal amounts and related unamortized discount on the Notes (in thousands):

	September 27, 2015	March 29, 2015
	(in thousands)
Principal amount of the Notes	$175,000	$175,000
Unamortized discount on the Notes	28,233	32,190

Net carrying value	$146,767	$142,810

The following table presents the amount of interest expense recognized related to the Notes (in thousands):

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
	(in thousands)
Contractual coupon interest expense	$764	$764	$1,528	$1,532
Accretion of debt discount	1,986	1,843	3,931	3,647
Amortization of debt issuance costs	13	13	26	25

Total interest expense related to the Notes	$2,763	$2,620	$5,485	$5,204

As of September 27, 2015, our aggregate future principal debt maturities are as follows (in thousands):

Fiscal Year	September 27, 2015
(in thousands)
2016-2019	$175,000

Total	$175,000

The convertible notes issued by the Company in November 2013 are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market each period. The approximate fair value of the convertible notes as of September 27, 2015 was $158.1 million. The fair value of the convertible notes was determined using quoted market prices for similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

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

Under the Company’s 2011 Stock Incentive Plan (the “Plans”), the Board of Directors may grant either incentive stock options, nonqualified stock options, or stock awards to eligible persons, including employees, nonemployees, members of the Board of Directors, consultants and other independent advisors who provide services to the Company.

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

Stock option activities of the Company under the Plans are as follows (in thousands, except per share amounts):

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance — March 29, 2015	8,307	$12.99	7.60	$29,817
Options granted	1,606	14.72
Exercised options	(361)	6.67
Cancelled options	(344)	13.71

Balance — September 27, 2015	9,208	$13.51	7.59	$5,271

Vested and expected to vest — September 27, 2015	8,335	$13.24	7.46	$5,268
Vested — September 27, 2015	4,210	$11.17	6.52	$5,193

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

The aggregate intrinsic value of the stock options exercised during the three and six months ended September 27, 2015 was $0.4 million and $2.6 million respectively. The aggregate intrinsic value of the stock options exercised during the three and six months ended September 28, 2014 was $11.2 million and $14.1 million respectively. The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the estimated fair market value of the underlying common stock at the date of exercise.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The number of options expected to vest takes into account an estimate of expected forfeitures. The remaining unamortized stock-based compensation expense, reduced for estimated forfeitures and related to non-vested options, was $19.9 million at September 27, 2015, and will be amortized over a weighted-average remaining period of approximately 2.5 years. Total unrecognized expense will be adjusted for future changes in estimated forfeitures.

The Company used the following weighted-average assumptions in determining stock-based compensation expense for options granted in the three and six months ended September 27, 2015 and September 28, 2014.

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
Expected term (in years)	5.1	4.6	5.1	4.5
Volatility	44.4%	41.4%	45.1%	41.7%
Risk-free interest rate	1.5%	1.5%	1.5%	1.4%
Dividend rate	0%	0%	0%	0%

The weighted-average grant date fair value of the Company’s stock options granted in the three and six month ended September 27, 2015 was $5.33 and $6.06 per share, respectively. The weighted-average grant date fair value of the Company’s stock options granted in the three and six month ended September 28, 2014 was $8.71 and $7.33 per share, respectively.

Restricted Stock Units and Restricted Stock

Restricted stock unit and restricted stock activity of the Company under the Plans are as follows:

		Weighted Average
		Grant Date Fair
Restricted stock units and restricted stock activities	Shares	Value Per Share
	(in thousands, except per share amount)
Unvested at March 29, 2015	4,030	$17.75
Granted	1,060	14.20
Released	(606)	17.26
Forfeited	(367)	17.39

Unvested at September 27, 2015	4,117	$16.94

Restricted stock units and restricted stock granted to employees are generally subject to the employee’s continued service to the Company over that period. The fair value of restricted stock units and restricted stock is determined using the fair value of the Company’s common stock on the date of the grant. Compensation expense is generally recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. At September 27, 2015, there was approximately $46.2 million of total unrecognized compensation cost related to restricted stock units and restricted stock, which the Company expects to recognize over a period of 2.8 years. The weighted-average grant-date fair value per share of restricted stock units and restricted stock awarded in the three and six months ended September 27, 2015 was $11.77 and $14.20 per share, respectively. The weighted-average grant-date fair value per share of restricted stock units and restricted stock awarded in the three and six months ended September 28, 2014 was $24.18 and $21.84 per share, respectively.

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

At the 2015 annual meeting of stockholders, stockholders of the Company approved an amendment to the current ESPP to increase the number of shares of common stock reserved for future issuance by 1,000,000 shares which brought the total of common stock reserved for issuance to employees to an aggregate of 1,400,000 shares. As of September 27, 2015, 289,000 shares had been purchased.

During the three and six months ended September 27, 2015, compensation expense recognized in connection with the Purchase Plan was $0.2 million and $0.5 million, respectively. During the three and six months ended September 28, 2014, compensation expense recognized in connection with the Purchase Plan was $0.2 million and $0.4 million, respectively.

Common Stock

As of September 27, 2015 and March 29, 2015, common stock reserved for future issuance was as follows:

Common stock reserved for issuance	September 27, 2015	March 29, 2015,
	(in thousands)
Stock plans
Outstanding stock options	9,208	8,307
Outstanding restricted stock units and restricted stocks	4,117	4,030
Reserved for future equity incentive grants	12,006	10,300

	25,331	22,637
Purchase plan	1,111	230
Warrants to purchase common stock	7,995	7,995

Total common stock reserved for future issuances	34,437	30,862

Stock-Based Compensation Expense

Total employee stock-based compensation cost for the Company’s stock plans for the three and six months ended September 27, 2015 and September 28, 2014 is as follows:

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
	(in thousands)
Cost of revenue	$584	$654	$1,184	$1,311
Research and development	4,002	3,197	7,838	6,715
Selling, general and administrative	4,462	3,151	8,661	6,611

Total stock-based compensation expense	$9,048	$7,002	$17,683	$14,637

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Income Taxes

In the three and six months ended September 27, 2015, the Company recorded an income tax provision (benefit) of ($2.0) million and ($1.7) million, respectively. In the three and six months ended September 28, 2014, the Company recorded an income tax provision of $0.6 million and $0.9 million, respectively. The Company’s estimated 2016 effective tax rate differs from the U.S. statutory rate primarily due to foreign tax differentials, a current year loss in the U.S., and was negatively affected by an increase in non-deductible stock option expense, and other deductible federal tax attributes.

Over 90% of our revenue is derived from sales to customers located outside the U.S. A significant percentage of our pre-tax income in the three months ended September 27, 2015 and September 28, 2014 was generated internationally, primarily from our Cayman Island subsidiary, which is currently a zero tax jurisdiction. Since 2011, our Cayman Island subsidiary has procured the rights to manufacture and sell our products in non-US locations via an intercompany technology license arrangement with its U.S. parent company. In addition, the Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries, as it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, and the tax regulations in each geographic region. We expect that a large percentage of our consolidated pre-tax income will continue to be derived from, and reinvested in, our overseas operations. We anticipate that this pre-tax income will continue to be subject to foreign tax at significantly lower tax rates when compared to the United States federal statutory tax rate.

The Company had deferred tax assets related to Research and Development Credits and other tax attributes including accrued expenses and stock based compensation that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. Realization of our deferred tax assets is dependent upon future federal, state and foreign taxable income. Many of those credit carryforwards will expire if they are not used within certain time periods. As of September 27, 2015, management determined that there is sufficient positive evidence to conclude that it is more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these credits could ultimately expire unused, especially if our U.S. entity does not make a taxable profit, which has been limited mainly due to stock option deductions since the company went public. Therefore, unless we are able to generate sufficient taxable income from our U.S. operations, a substantial valuation allowance to reduce our U.S. DTAs may be required, which would materially increase our expenses in the period the allowance is recognized and materially adversely affect our results of operations and statement of financial condition. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require possible material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of September 27, 2015.

The Company has recorded $14.2 million of uncertain tax positions within “Other long-term liabilities” on the condensed consolidated balance sheet as at September 27, 2015. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next twelve months. While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, the Company’s provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

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

The purchase price included $2.6 million of long-term debt which was included in the long-term liabilities. The debt was measured at fair value using the effective interest rate method and considered as Level 3 inputs as defined in the fair value hierarchy, which approximates carrying value as of September 27, 2015.

The purchase price includes contingent considerations of (i) $8.0 million payable in cash to the former Movea shareholders upon a design win with a major smartphone manufacturer within one year of closing date, and (ii) $5.0 million payable in cash to the former Movea shareholders upon a specific product development milestone before December 29, 2014. The fair value of the contingent consideration of $8.4 million was derived from a probability weighted earn-out model of future contingent payments and recorded in accrued liabilities. The product development milestone of $5.0 million was achieved and the payment was made in fiscal 2015. The difference between the contractual amount of $5.0 million and the fair value of this contingent consideration was recorded in the research and development expense for the year ended March 29, 2015. During the six months ended September 27, 2015, the fair value of contingent consideration for Movea declined by $4.0 million. The decline in fair value was the result of a reduction in the probability of a design win milestone associated with the Movea acquisition from 50% to 0%. The decline in fair value of the design win milestones for Movea was recorded as a credit to research and development expense.

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

During the six months ended September 27, 2015, the fair value of contingent consideration for TPI declined by $1.3 million. The decline in fair value was the result of a reduction in the probability of a design win associated with the TPI acquisition from 50% to 0%. The decline in fair value of the design win milestones for TPI was $2.4 million which was recorded as a credit to research and development expense. Offsetting this amount is an increase in the fair value of two TPI cloud application milestones as a result of an increase in the estimated probability of achievement of those milestones. The increase in the fair value of the cloud application milestones was $1.1 million which was recorded as a debit to research and development expense.

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

9. Goodwill and Intangible Assets

The Company monitors the recoverability of goodwill recorded in connection with acquisitions annually, or whenever events or changes in circumstances indicate the carrying value may not be recoverable. There were no changes in the carrying amount of goodwill since March 29, 2015. The Company performs the annual goodwill impairment analysis during the third quarter of each fiscal year. As of September 27, 2015, the Company concluded that the $139.2 million of goodwill was not impaired.

Purchased intangible assets subject to amortization consist primarily of developed technology, customer relationships and patents and are reported net of accumulated amortization. Developed technology, customer relationships and patents are amortized on a straight line basis over the estimated useful life of the assets. In-process research and development is assessed for impairment until the development is completed and products are available for sale. The Company expects to complete the in-process research and development projects at various dates during fiscal year 2016 at which time amortization will commence. The costs that the Company incurred on the in-process research and development projects after the acquisition were expensed. During fiscal 2015, the Company recorded $0.8 million of impairment on in-process research and development on the MEMS Microphone business. During the three and six months ended September 2015, one of the IPR&D projects was released to production. Therefore, the IPR&D value allocated to this project of $3.3 million was transferred to developed technology. Further, the estimated useful life for this technology is five years.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization for acquired intangible assets for the three and six months ended September 27, 2015 was approximately $2.4 million and $4.5 million, respectively. Amortization for purchased intangible assets for the three months and six months ended September 28, 2014 was approximately $1.6 million and $2.9 million respectively. The following table represents intangible assets and accumulated amortization:

	September 27, 2015
		Accumulated
	Gross	Amortization	Net
	(in thousands)
Developed technology	$47,610	$12,873	$34,737
Customer relationships	1,560	427	1,133
Patents	2,120	255	1,865

Total intangible assets subject to amortization	$51,290	$13,555	$37,735

	March 29, 2015
		Accumulated
	Gross	Amortization	Net
	(in thousands)
Developed technology	$44,320	$8,697	$35,623
Customer relationships	1,560	316	1,244
Patents	2,120	39	2,081

Total intangible assets subject to amortization	$48,000	$9,052	$38,948

The estimated future amortization expense related to intangible assets at September 27, 2015, is as follows:

Estimated
Amortization
Fiscal Year	(in thousands)
2016 (reminder)	$4,612
2017	9,225
2018	9,225
2019	9,225
2020	5,208
Thereafter	240

Total	$37,735

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

Net Revenue

We derive our net revenue from sales of our Motion and Sound solutions. We primarily sell our products through our worldwide sales organization. We also sell our products through an indirect channel of distributors that fulfill orders from manufacturers of consumer electronics devices, original design manufacturers and contract manufacturers (collectively referred to as “intermediaries”). When we reference customers in this report, we are referring to the manufacturers of consumer electronics devices to whom these intermediaries sell our products.

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
	(in thousands)
Net revenue	$112,545	$90,195	$218,841	$156,876

Net revenue increased by $22.4 million, or 25%, in the second quarter of fiscal 2016 and increased by $62.0 million, or 39%, in the first half of fiscal 2016 compared to the corresponding periods of fiscal 2015. The increases in net revenue were primarily due to higher volume shipments, partially offset by lower per unit average selling prices. Total unit shipments increased by 40% and 64% in the three and six months ended September 27, 2015, respectively. Our overall average unit selling price for the three and six months ended September 27, 2015 decreased 11% and 15%, respectively, as a result of the change in our product mix and declines in average selling prices. We expect a continued trend of declining unit average selling prices for our products during their life cycles.

For the three months ended September 27, 2015, Apple Inc., or Apple and Samsung Electronics Co., Ltd., or Samsung accounted for 34% and 19% of net revenue, respectively. For the six months ended September 27, 2015, Apple and Samsung accounted for 36% and 21% of total net revenue, respectively. For the three months ended September 28, 2014, Samsung and Apple accounted for 29% and 26% of total net revenue, respectively. For the six months ended September 28, 2014, Samsung, Apple and LG Electronics Inc. accounted for 30%, 17% and 10% of total net revenue, respectively.

Net Revenue by Target End Market

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
	(in thousands)
Smartphone and tablet devices	$69,856	$71,712	$146,876	$125,023
% of net revenue	62%	79%	67%	80%
Optical image stabilization	$20,775	$7,015	$37,525	$15,160
% of net revenue	18%	8%	17%	10%
Gaming and other	$21,914	$11,468	$34,440	$16,693
% of net revenue	20%	13%	16%	10%

Net revenue growth for the smartphone and tablet end market in the three and six months ended September 27, 2015 reflects expansion of the smartphone portion of the handset market and increased adoption of our technologies in those devices during that time period. Net revenue growth and contribution to total net revenue for the optimal image stabilization end market in the three and six months ended September 27, 2015 primarily reflects increased adoption of our technology for optical image stabilization in smartphone camera modules. The net revenue growth and contribution to total net revenue for the gaming and other end market in the three and six months ended September 27, 2015 primarily reflects the growth of China market.

Net Revenue by Geographic Region

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
Region	2015	2014	2015	2014
	(in thousands)
United States	$42,913	$29,622	$86,716	$37,452
Korea	24,469	35,058	53,192	63,970
China	26,010	12,546	50,616	29,906
Japan	8,028	5,939	12,164	9,733
Taiwan	7,576	5,185	10,762	12,795
Rest of world	3,549	1,845	5,391	3,020

	$112,545	$90,195	$218,841	$156,876

We report revenue by geographic region based upon the location of the headquarters of our customers. We primarily sell our products directly to customers and distributors in Asia and North America. Sales into named Asia countries constituted 59% and 58% of our net revenue in the three and six months ended September 27, 2015, respectively, compared with 65% and 74% of our net revenue in the three and six months ended September 28, 2014, respectively. The net revenue increase in United States and China reflect growing demand for our products primarily by mobile device customers.

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

Gross Profit and Gross Margin

Gross profit is the difference between net revenue and cost of revenue and gross margin is gross profit as a percentage of sales.

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
	(in thousands)
Gross profit	46,571	31,341	91,402	62,517
% of net revenue	41%	35%	42%	40%

Gross profit increased by $15.2 million in the second quarter of fiscal 2016 and increased by $28.9 million in the first half of fiscal 2016 as compared to the corresponding periods of fiscal 2015. In the second quarter and in the first half of fiscal 2016, gross profit increased primarily due to an increase in unit sales of our products, partially offset by decreases in average selling price per unit sold for comparable products. The decline in average unit selling prices was partially offset by lower average unit costs resulting from improved manufacturing yields. Gross margin was negatively impacted by a $1.2 million net inventory charge during the second quarter of fiscal 2016, and a $2.0 million net inventory charge during the first half of fiscal 2016, Gross margin was negatively impacted by a $7.4 million inventory charge largely related to excess and obsolete inventories in the second quarter and first half of fiscal 2015.

Gross profit as a percentage of net revenue, or gross margin, increased primarily due to the $7.4 million inventory adjustment during the three and six months ended September 28, 2014.

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

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
	(in thousands)
Research and development	$24,991	$21,593	$45,246	$41,001
% of net revenue	22%	24%	21%	26%

Research and development expense for three months ended September 27, 2015 increased by $3.4 million, or 16%, compared to the corresponding period last year. The increase was primarily attributable to a $2.6 million increase in employee compensation and benefits costs mainly due to an increase in headcount, a $0.6 million increase in third-party project and contractor costs associated with new product development, a $0.4 million increase in allocated infrastructure costs to support higher headcount, a $0.1 million increase in facility costs due to expansion of global facilities, a $0.3 million increase in engineering equipment costs and a $0.1 million increase in depreciation costs related to increased capital equipment during the three months ended September 27, 2015. Research and development expense for three months ended September 28, 2014 included $0.8 million write-off of in-process research and development costs. Research and development headcount increased to 310 at the end of September 27, 2015 from 278 at the end of September 28, 2014.

Research and development expense for six months ended September 27, 2015 increased by $4.2 million, or 10%, compared to the corresponding period last year. The increase was primarily attributable to a $6.3 million increase in employee compensation and benefits costs mainly due to an increase in headcount in part from our acquisitions of Movea and TPI, a $1.6 million increase in third party project and contractor costs associated with new product development, a $0.8 million increase in allocated infrastructure costs to support higher headcount, a $0.5 million increase in facility costs due to expansion of global facilities, a $0.4 million increase in engineering equipment costs and a $0.4 million increase in depreciation costs related to increased capital equipment. Offsetting these increases was a $5.3 million credit from contingent consideration adjustment (See Note 8). Research and development expense for six months ended September 28, 2014 included $0.8 million write-off of in-process research and development costs.

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

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
	(in thousands)
Selling, general and administrative	$15,186	$14,592	$31,010	$28,510
% of net revenue	13%	16%	14%	18%

Selling, general and administrative expense increased by $0.6 million, or 4%, in the three months ended September 27, 2015 compared to the corresponding period last year. The increase was primarily attributable to a $1.5 million increase in employee compensation and benefits costs mainly due to an increase in headcount and a $0.4 million increase in facility costs due to expansion of global facilities, offset partially by a decrease of $0.9 million in allocated infrastructure costs and a decrease of $0.3 million in outside expenses due primarily to legal costs related to the acquisition of Movea and TPI in the three month ended September 28, 2014. Selling, general and administrative headcount increased to 160 at the end of September 27, 2015 from 149 at the end of September 28, 2014.

Selling, general and administrative expense increased by $2.5 million, or 9%, in the six months ended September 27, 2015 compared to the corresponding period last year. The increase was primarily attributable to a $4.2 million increase in employee compensation and benefits costs mainly due to an increase in headcount, a $0.6 million increase in facility costs due to expansion of global facilities and a $0.3 million increase in depreciation costs related to increased capital equipment, offset partially by a decrease of $1.7 million in allocated infrastructure costs and a decrease of $0.8 million in outside expenses due primarily to legal costs related to the acquisition of Movea and TPI in the six month ended September 28, 2014.

Legal Settlement Accrual

	Three Months Ended	Six Months Ended
	September 27, 2015	September 27, 2015
	(in thousands)
Legal settlement accrual	$—	$11,708
% of net revenue	—%	5%

During the six months ended September 27, 2015, Bosch and the Company resolved all assertions of potential infringement made by the other. The settlement has resulted in the Company incurring a charge of $11.7 million during the six months ended September 27, 2015.

Interest (Expense)

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
	(in thousands)
Interest (expense)	$(2,765)	$(2,620)	$(5,489)	$(5,204)
% of net revenue	2%	3%	3%	3%

Interest (expense) increased by $0.1 million and $0.3 million in the three and six months ended September 27, 2015 compared to the corresponding period last year related to the Convertible Senior Notes issued in the third quarter of fiscal year 2014.

Other Income, Net

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
	(in thousands)
Other income, net	$104	$1,199	$165	$1,380
% of net revenue	0%	1%	0%	1%

Other income, net decreased by $1.1 million, or 91%, for the three months and decreased by $1.2 million, or 88%, for the six months ended September 27, 2015 compared to the corresponding period of last year. The decreases in other income were primarily due to gain on equity investment in TPI of $0.9 million during three and six months ended September 28, 2014.

Income Tax Provision

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
	(in thousands)
Income tax provision (benefit)	$(1,960)	$603	$(1,732)	$882
% income (loss) before income tax	(53)%	(10)%	92%	(8)%

In the three and six months ended September 27, 2015, we recorded an income tax (benefit) of ($2.0) million and ($1.7) million, respectively. In the three and six months ended September 28, 2014, we recorded an income tax provision of $0.6 million and $0.9 million respectively. Our estimated 2016 effective tax rate differs from the U.S. statutory rate primarily due to foreign tax differentials, a current year loss in the U.S., and was negatively affected by an increase in non-deductible stock option expense, and other deductible federal tax attributes.

Included in our gross unrecognized tax benefits balance of $24.8 million at September 27, 2015 are $22.4 million of tax positions which would affect income tax expense if recognized. As of September 27, 2015, approximately $2.4 million of unrecognized tax benefits would be offset by a change in valuation allowance. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur. As a result, these amounts are not included in the tables above.

Over 90% of our revenues are derived from sales to customers located outside the U.S. A significant percentage of our pre-tax income in the three months ended September 27, 2015 and September 28, 2014 was generated internationally, primarily from our Cayman Island subsidiary, which is currently a zero tax jurisdiction. Since 2011, our Cayman Island subsidiary has procured the rights to manufacture and sell our products in non-US locations via an intercompany technology license arrangement with its U.S. parent company. In addition, the Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries, as it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, and the tax regulations in each geographic region. We expect that a large percentage of our consolidated pre-tax income will continue to be derived from, and reinvested in, our overseas operations. We anticipate that this pre-tax income will continue to be subject to foreign tax at significantly lower tax rates when compared to the United States federal statutory tax rate.

The Company had deferred tax assets related to Research and Development Credits and other tax attributes including accrued expenses and stock based compensation that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. Realization of our deferred tax assets is dependent upon future federal, state and foreign taxable income. Many of those credit carryforwards will expire if they are not used within certain time periods. As of September 27, 2015, management determined that there is sufficient positive evidence to conclude that it is more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these credits could ultimately expire unused, especially if our U.S. entity does not make a taxable profit, which has been limited mainly due to stock option deductions since the company went public. Therefore, unless we are able to generate sufficient taxable income from our U.S. operations, a substantial valuation allowance to reduce our U.S. DTAs may be required, which would materially increase our expenses in the period the allowance is recognized and materially adversely affect our results of operations and statement of financial condition. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require possible material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

The US Tax Court, on July 27, 2015, in Altera Corp. v. Commissioner, 145 T.C. No. 3 (2015), issued an opinion related to the portion of the Treasury regulations issued under IRC Section 482 requiring related-party participants in a cost-sharing arrangement to share stock-based compensation costs. A final decision has yet to be issued by the Tax Court due to other outstanding issues related to the case. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. We have reviewed this case and its impact on the Company and concluded that no adjustment to the consolidated financial statements is appropriate at this time. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

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

Liquidity and Capital Resources

As of September 27, 2015, we had $273.4 million of cash, cash equivalents and investments. We believe our current cash, cash equivalents and investments will be sufficient to satisfy our liquidity requirements for the next 12 months. Our liquidity may be negatively impacted as a result of a decline in sales of our products due to a decline in our end markets, decrease in sales of our customers’ products in the market, or adoption of competitors’ products. If we resolve all assertions of potential infringement with a competitor, we are expected to make a payment of approximately $12 million during the quarter ending December 27, 2015. Additionally, $37.0 million of the $70.2 million of cash and cash equivalents were held by our foreign subsidiaries as of September 27, 2015. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the United States, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

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

The change in cash and cash equivalents for the six months ended September 27, 2015 and September 28, 2014 was as follows:

	Six Months Ended
	September 27,	September 28,
	2015	2014
	(in thousands)
Net cash provided by (used in) operating activities	$58,777	$(2,749)
Net cash provided by (used in) investing activities	(77,842)	9,458
Net cash provided by financing activities	3,590	5,690

Net increase (decrease) in cash and cash equivalents	$(15,475)	$12,399

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the six months ended September 27, 2015 of $58.8 million was primarily due to a change in operating assets and liabilities of $36.1 million and non-cash expenses of $22.8 million, partially offset by a net loss of $0.2 million.

The changes in our net operating assets and liabilities of $36.1 million were comprised of a net increase of $15.9 million in Accrued liabilities primarily due to the accrual for a legal settlement, a decrease of $13.4 million in Inventories, a net increase of $12.4 million in Accounts payable and a decrease of $2.1 million in Prepaid and other current assets, offset partially by an increase of $5.9 million in Accounts receivable and an increase of $1.8 million in Other assets. The non-cash expenses of $22.8 million consisted primarily of stock-based compensation of $17.7 million, depreciation and amortization of $10.7 million, non-cash interest expense of $4.0 million, partially offset by contingent consideration adjustment of $5.3 million and deferred income tax assets of $3.5 million.

Net cash used in operating activities for the six months ended September 28, 2014 of $2.7 million is primarily due to a net loss of $11.7 million and a net increase in operating assets and liabilities of $16.8 million, partially offset by non-cash expenses of $25.7 million. The net increase in operating assets and liabilities of $16.8 million consisted primarily of increases in Accounts receivable of $27.3 million, Inventories of $2.0 million and Other assets of $1.1 million, partially offset by increases in Accounts payable of $5.4 million and Accrued liabilities of $8.1 million. The increase in Accounts receivable is primarily attributable to an increase in net revenue. The non-cash expenses of $25.7 million consisted primarily of depreciation and amortization of $7.2 million and stock-based compensation of $14.6 million and non-cash interest expense of $3.7 million.

Net Cash Provided By (Used In) Investing Activities

Net cash used in investing activities in the six months ended September 27, 2015 of $77.8 million primarily reflected the purchase of available-for-sale investments of $145.7 million and the purchase of property and equipment of $4.0 million, partially offset by the sale and maturity of available-for-sale investments of $71.8 million.

Net cash provided by investing activities in the six months ended September 28, 2014 of $9.5 million primarily from the sale and maturity of available-for-sale investments of $98.5 million, partially offset by cash paid for acquisitions of $71.4 million (net of cash acquired), and purchase of property and equipment of $17.6 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended September 27, 2015 of $3.6 million resulted primarily from proceeds from the issuance of common stock.

Net cash provided by financing activities in the six months ended September 28, 2014 of $5.7 million resulted primarily from the proceeds from the issuance of common stock on stock options exercises and ESPP purchases.

Off Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 27, 2015, we were not involved in any unconsolidated SPE transactions

Warranties and Indemnification

In connection with the sale of products in the ordinary course of business, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and agree to indemnify customers against third-party claims for such infringement. Further, our certificate of incorporation and bylaws require us to indemnify our officers and directors against any action that may arise out of their services in that capacity. We have not been subject to any material liabilities under such provisions and therefore believe that our exposure for these indemnification obligations is minimal. Accordingly, we have no liabilities recorded for these indemnity agreements as of September 27, 2015.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of September 27, 2015:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Convertible senior notes obligations	$175,000	$—	$—	$175,000	$—
Interest on convertible senior notes obligations	9,471	2,878	6,108	485
Operating lease obligations	27,549	4,867	12,385	9,169	1,128
Purchase obligations	55,665	55,665	—	—	—

Total contractual obligations	$267,685	$63,410	$18,493	$184,654	$1,128

Convertible senior notes and interest on convertible senior notes obligations relate to the convertible senior notes issued in November 2013. See Note 5 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a full description of the convertible senior notes.

Operating lease obligations consist of contractual obligations from agreements for non-cancelable office space, net of future minimum lease income. Minimum sublease income from the third parties was approximately $0.4 million and 0.7 million for the three and six months ended September 27, 2015. The failure of the third party to comply with its obligations under the subleases, we remain contractually obligated, as primary lessee, under the lease.

Purchase obligations consist of the minimum purchase commitments made to contract manufacturers.

Included in our gross unrecognized tax benefits balance of $24.8 million at September 27, 2015 are $22.4 million of tax positions which would affect income tax expense if recognized. As of September 27, 2015, approximately $2.4 million of unrecognized tax benefits would be offset by a change in valuation allowance. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur. As a result, these amounts are not included in the tables above.

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

Dated: October 29, 2015	INVENSENSE, INC.

	By:	/s/ Mark P. Dentinger
Mark P. Dentinger
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	InvenSense, Inc. 2013 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 filed by the Company Form 8-K on May 9, 2015).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 27, 2015 and March 29, 2015, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 27, 2015 and September 28, 2014, (iii) Condensed Consolidated Statements of Comprehensive loss for three and six months ended September 27, 2015 and September 28, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 27, 2015 and September 28, 2014, and (v) Notes to Condensed Consolidated Financial Statements.