Form 10-Q
period 2015-12-27
InvenSense Inc
filed 2016-01-28
CIK 1294924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at January 15, 2016
Common Stock, $0.001 par value	92,413,000

INVENSENSE, INC.

PART I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

INVENSENSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	December 27, 2015	March 29, 2015
Assets
Current assets:
Cash and cash equivalents	$43,877	$85,637
Short-term investments	253,342	129,919
Accounts receivable	42,529	44,522
Inventories	61,666	75,105
Prepaid expenses and other current assets	13,098	14,950

Total current assets	414,512	350,133
Property and equipment, net	37,730	41,849
Intangible assets, net	38,710	45,508
Goodwill	139,175	139,175
Other assets	9,290	9,019

Total assets	$639,417	$585,684

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$44,153	$23,130
Accrued liabilities	29,425	31,991

Total current liabilities	73,578	55,121
Long-term debt	148,801	142,810
Other long-term liabilities	26,548	28,252

Total liabilities	248,927	226,183

Commitments and contingencies (Note 4)
Stockholders' equity:
Preferred stock:
Preferred stock, $0.001 par value — 20,000 shares authorized, no shares issued and outstanding at December 27, 2015 and March 29, 2015	—	—
Common stock:
Common stock, $0.001 par value — 750,000 shares authorized, 92,320 shares issued and outstanding at December 27, 2015; 90,894 shares issued and outstanding at March 29, 2015;	292,288	262,677
Accumulated other comprehensive (loss)	(362)	(4)
Retained earnings	98,564	96,828

Total stockholders' equity	390,490	359,501

Total liabilities and stockholders' equity	$639,417	$585,684

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Net revenue	$120,029	$115,864	$338,870	$272,740
Costs of revenue	70,228	65,468	197,667	159,827

Gross profit	49,801	50,396	141,203	112,913
Operating expenses:
Research and development	25,690	24,391	70,936	65,392
Selling, general and administrative	14,295	15,551	45,305	44,061
Legal settlement accrual	—	—	11,708	—

Total operating expenses	39,985	39,942	127,949	109,453

Income from operations	9,816	10,454	13,254	3,460
Interest (expense)	(2,798)	(2,690)	(8,287)	(7,894)
Other income (expense), net	(35)	(281)	130	1,099

Income (loss) before income taxes	6,983	7,483	5,097	(3,335)
Income tax provision (benefit)	5,093	(2,738)	3,361	(1,856)

Net income (loss)	$1,890	$10,221	$1,736	$(1,479)

Net income (loss) per share of common stock:
Basic	$0.02	$0.11	$0.02	$(0.02)

Diluted	$0.02	$0.11	$0.02	$(0.02)

Weighted average shares outstanding used in computing net income (loss) per share:
Basic	91,957	89,779	91,536	89,026

Diluted	92,922	92,336	92,957	89,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Net income (loss)	$1,890	$10,221	$1,736	$(1,479)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(260)	(24)	(358)	15

Comprehensive income (loss)	$1,630	$10,197	$1,378	$(1,464)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	December 27, 2015	December 28, 2014
Cash flows from operating activities:
Net income (loss)	$1,736	$(1,479)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,548	7,356
Amortization of intangible assets	6,798	4,929
Non cash interest expense	5,991	5,579
Write-off of in-process research and development	—	770
Loss on disposal of property and equipment	—	457
Gain on equity investment	—	(890)
Stock-based compensation expense	25,876	22,937
Contingent consideration adjustment	(5,307)	—
Deferred income tax assets	1,615	(5,212)
Tax effect of employee benefit plan	(876)	42
Changes in operating assets and liabilities:
Accounts receivable	1,993	(34,308)
Inventories	13,439	5,232
Prepaid expenses and other assets	2,217	1,000
Other assets	(1,781)	(160)
Accounts payable	21,757	628
Accrued liabilities	3,016	8,224

Net cash provided by operating activities	$86,022	$15,105

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(71,326)
Purchase of property and equipment	(6,233)	(25,289)
Sales and maturities of available-for-sale investments	114,924	112,728
Purchase of available-for-sale investments	(239,285)	—

Net cash provided by (used in) investing activities	(130,594)	16,113

Cash flows from financing activities:
Payment of contingent consideration	(1,908)	—
Proceeds from the issuance of common stock	4,720	7,814

Net cash provided by financing activities	2,812	7,814

Net increase (decrease) in cash and cash equivalents	(41,760)	39,032
Cash and cash equivalents:
Beginning of period	85,637	26,025

End of period	$43,877	$65,057

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,062	$2,960

Cash paid (received) for income taxes	$581	$(340)

Noncash investing and financing activities:
Unpaid purchases of property and equipment	$266	$847

Unrealized gain (loss) from available-for-sale investments	$(434)	$(37)

Proceeds receivable from the exercise of stock options	$—	$65

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

Basis of Consolidation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), and include the Company’s accounts and the accounts of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The functional currency of each of the Company’s subsidiaries is the U.S. dollar. Foreign currency gains or losses are recorded as other income (expense), net, in the condensed consolidated statements of operations.

Fiscal Year

The Company’s fiscal year is a 52 or 53 week period ending on the Sunday closest to March 31. The Company’s most recent fiscal year (“Fiscal 2015”) ended on March 29, 2015 (“March 2015”). The third fiscal quarter in each of the two most recent fiscal years ended on December 27, 2015 (“three months ended December 27, 2015”) and December 28, 2014 (“three months ended December 28, 2014”), respectively, and each quarter period included 13 weeks. Fiscal year 2016 is a 53-week fiscal year ending April 3, 2016 (“Fiscal 2016”). The extra week is included in our fourth fiscal quarter ended April 3, 2016.

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

The condensed consolidated balance sheet as of March 29, 2015, included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods. The results of operations for the period ended December 27, 2015 is not necessarily indicative of the results to be expected for the fiscal year ending April 3, 2016 or for any future year or interim period.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. In accordance with Accounting Standard Codification 350, the Company reviews goodwill for impairment at the reporting unit level on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. The Company performed its annual impairment test during the quarter ended December 27, 2015 and determined that its goodwill was not impaired.

Concentration of Credit Risk

The majority of the Company’s products are shipped through its distributors or contract manufacturers (collectively “intermediaries”), who are the legal counter-parties to our sales. When the Company references customers, sales and revenue in this report, the Company is referring to the manufacturers of consumer electronics devices who are the end customers for our products. However, any disclosure about the composition of the Company’s accounts receivable refers to the intermediaries. Some of the Company’s intermediaries may serve more than one of the Company’s customers. As a result, attempting to compare or correlate disclosures about our accounts receivable composition as of a particular date with the disclosures regarding revenues generated by our customers for the period ending on the same date can be difficult or misleading.

A distributor accounted for 69% of accounts receivable at December 27, 2015. A distributor and a customer accounted for 77% and 12% of accounts receivable, respectively, at December 28, 2014.

For the three months ended December 27, 2015, one customer accounted for 47% of net revenue and another customer accounted for 13% of net revenue. For the nine months ended December 27, 2015, one customer accounted for 40% of net revenue and another customer accounted for 18% of net revenue. For the three months ended December 28, 2014, one customer accounted for 45% of net revenue and another customer accounted for 24% of net revenue. For the nine months ended December 28, 2014, one customer accounted for 29% of net revenue and another customer accounted for 28% of net revenue.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Warranty

The Company offers one year standard warranty on its products. In selective cases, the warranty period could be extended to multiple years. The Company’s accrual for anticipated warranty costs has increased primarily due to an increase in unit sales volume and a commensurate increase in the volume of product returned under the warranty agreements. The accrual also includes management’s judgment regarding anticipated rates of warranty claims and associated repair costs. The following table summarizes the activity related to product warranty liability during the nine months ended December 27, 2015 and December 28, 2014:

	Nine Months Ended
	December 27, 2015	December 28, 2014
	(in thousands)
Beginning balance	$341	$80
Provision for warranty	551	60
Adjustments related to changes in estimate	(96)	55
Less: Actual warranty cost incurred	(195)	(68)

Ending balance	$601	$127

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(in thousands, except per share data)
Numerator:
Basic and Diluted
Net income (loss)	$1,890	$10,221	$1,736	$(1,479)

Denominator:
Basic shares:
Weighted-average shares used in computing basic net income (loss) per share	91,957	89,779	91,536	89,026

Diluted shares:
Weighted-average shares used in computing basic net income (loss) per share	91,957	89,779	91,536	89,026
Effect of potentially dilutive securities:
Stock options and unvested restricted stock	965	2,557	1,421	—
Weighted-average shares used in computing diluted net income (loss) per share	92,922	92,336	92,957	89,026

Net income (loss) per share
Basic	$0.02	$0.11	$0.02	$(0.02)
Diluted	$0.02	$0.11	$0.02	$(0.02)

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following summarizes the potentially dilutive securities outstanding at the end of each period that were excluded from the computation of diluted net income (loss) per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(in thousands)
Employee stock options	7,335	2,785	5,329	8,621
Unvested restricted stock units	2,935	738	2,463	3,637

Total antidilutive securities	10,270	3,523	7,792	12,258

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

Property and equipment by country were as follows:

Country	December 27, 2015	March 29, 2015
	(in thousands)
United States	$9,328	$9,442
Taiwan	26,774	31,334
Other	1,628	1,073

	$37,730	$41,849

Net revenue from unaffiliated customers by country was as follows:

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(in thousands)
United States	$61,672	$56,871	$148,388	$94,323
Korea	19,155	33,012	72,347	96,984
China	26,013	16,879	76,629	46,784
Japan	5,686	5,109	17,850	14,842
Taiwan	5,261	2,417	16,023	15,212
Rest of world	2,242	1,576	7,633	4,595

	$120,029	$115,864	$338,870	$272,740

Recent Accounting Pronouncements

On November 20, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance for each tax-paying jurisdiction within each tax-paying component, be classified as noncurrent on the balance sheet. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not expect this guidance to have significant impact on its consolidated financial statements.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Cash Equivalents and Available-for-Sale Investments

At December 27, 2015, cash and cash equivalents totaled $43.9 million, of which $33.0 million was cash and $10.9 million was cash equivalents invested in money market funds. At December 27, 2015, $26.4 million of the cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the United States, the Company would be required to accrue and pay U.S. taxes to repatriate these funds. However, the Company’s intent is to indefinitely reinvest these funds outside of the United States, and the Company’s current plans for the foreseeable future do not demonstrate a need to repatriate them to fund U.S. operations. Additionally, as of December 27, 2015, the Company had short-term available-for-sale investments of $253.3 million which are held in the US entity.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value. The fair values of the Company’s money market funds were derived from quoted market prices as active markets for these instruments exist. The Company chose not to elect the fair value option as prescribed by ASC 825-10-05 “Fair Value Option” for its financial assets and liabilities that had not been previously carried at fair value. Therefore, financial assets and liabilities not carried at fair value, such as accounts payable, are still reported at their carrying values.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair value measurements at each reporting date were as follows:

December 27, 2015:

Assets measured at fair value on a recurring basis were presented in the Company’s condensed consolidated balance sheet as of December 27, 2015.

	December 27, 2015 Balance	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3
	(in thousands)
Assets
Money Market Funds	$10,888	$10,888	$—	$—
Corporate Notes and Bonds	182,804	—	182,804	—
Commercial Paper	36,477	—	36,477	—
U.S. Agency Securities	34,061	—	34,061	—

Total investments	$264,230	$10,888	$253,342	$—

Liabilities
Contingent consideration	$1,909	$—	$—	$1,909

Assets
Cash equivalents	$10,888	$10,888	$—	$—
Short-term investments	253,342	—	253,342	—

Total investments	$264,230	$10,888	$253,342	$—

Liabilities
Accrued liabilities	$1,909	$—	$—	$1,909

Total contingent consideration	$1,909	$—	$—	$1,909

	December 27, 2015 Balance	Gross Unrealized Gain	Gross Unrealized Loss	December 27, 2015 Estimated FMV
Corporate Notes and Bonds	$183,152	$—	$(348)	$182,804
Commercial Paper	36,512	—	(35)	36,477
U.S. Agency Securities	34,112	—	(51)	34,061

Total Available-for-sale investments	$253,776	$—	$(434)	$253,342

Money Market Funds				10,888

Total Aggregate Fair Value				$264,230

The fair values of money market funds were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate notes and bonds, commercial paper and U.S. Agency Securities were derived from non-binding market consensus prices that are corroborated by observable market data.

There were no transfers of assets measured at fair value between Level 1 and Level 2 during the nine months ended December 27, 2015.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Level 3 financial liabilities:

The following table provides a summary of changes in fair value of the Company’s contingent consideration categorized as Level 3 for the nine months ended December 27, 2015:

	Nine Months Ended
	December 27, 2015	December 28, 2014
	(in thousands)
Beginning balance	$9,124	$—
Add: Contingent consideration in connection with acquisitions	—	16,034
Payments made on contingent liabilities	(1,908)	—
Change in fair value and other	(5,307)	875

Ending balance	$1,909	$16,909

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

During the nine months ended December 27, 2015, the fair value of contingent consideration declined by $5.3 million. The decline in fair value was the result of a reduction in the probability of a design win milestone associated with the Movea, S.A., (“Movea”) acquisition from 50% to 0% and a reduction in the probability of a design win associated with the Trusted Positioning, Inc. (“TPI”) acquisition from 50% to 0%. The decline in fair value of the design win milestones for Movea and TPI was $4.0 million and $2.4 million, respectively, which were recorded as a credit to research and development expense. The earn-out payments for the Movea and TPI’s design win milestones were not made as these mile stones were not met and expired during the nine months ended December 27, 2015. Offsetting this amount is an increase in the fair value of two TPI cloud application milestones as a result of an increase in the estimated probability of achievement of those milestones. The increase in the fair value of the cloud application milestones was $1.1 million which was recorded as a debit to research and development expense during the nine months ended December 27, 2015. A design milestone for TPI was achieved and the payment of $1.9 million was made during the three and nine months ended December 27, 2015.

3. Balance Sheet Details

Inventories

Inventories at December 27, 2015 and March 29, 2015 consist of the following:

	December 27, 2015	March 29, 2015
	(in thousands)
Work in process	$34,705	$49,146
Finished goods	26,961	25,959

Total inventories	$61,666	$75,105

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 27, 2015 and March 29, 2015 consist of the following:

	December 27, 2015	March 29, 2015
	(in thousands)
Deferred tax assets	$5,083	$5,127
Prepaid expenses	4,548	4,280
Income tax receivable	111	1,398
Other receivables	1,726	2,675
Other current assets	1,630	1,470

Total prepaid expenses and other current assets	$13,098	$14,950

Property and Equipment

Property and equipment at December 27, 2015 and March 29, 2015 consist of the following:

	December 27, 2015	March 29, 2015
	(in thousands)
Production and lab equipment	$50,083	$47,107
Computer equipment and software	8,110	6,044
Equipment under construction	2,496	2,820
Leasehold improvements and furniture and fixtures	8,267	7,163

Subtotal	68,956	63,134
Accumulated depreciation and amortization	(31,226)	(21,285)

Property and equipment—net	$37,730	$41,849

Depreciation expense for the three and nine months ended December 27, 2015 was $3.3 million and $9.5 million, respectively. Depreciation expense for the three and nine months ended December 28, 2014 was $3.0 million and $7.4 million, respectively. Equipment under construction consists primarily of production and lab equipment. Equipment under construction is not subject to depreciation until it is available for its intended use. All of the equipment under construction is expected to be completed and placed in service by the end of fiscal 2016.

Accrued Liabilities

Accrued liabilities at December 27, 2015 and March 29, 2015 consist of the following:

	December 27, 2015	March 29, 2015
	(in thousands)
Payroll-related expenses	$7,873	$7,197
Bonuses	3,863	5,352
Contingent consideration, current portion	1,908	6,364
Deferred revenue	1,359	1,584
Legal fees	201	921
Accrued contractual coupon interest payable on convertible senior notes	480	1,252
Income tax payable	700	311
Other tax payable	768	768
Acquisition-related payable	1,380	1,380
Customer deposit	3,460	900
Other accrued liabilities	7,433	5,962

Total accrued liabilities	$29,425	$31,991

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Long-term Liabilities

Other long-term liabilities at December 27, 2015 and March 29, 2015 consist of the following:

	December 27, 2015	March 29, 2015
	(in thousands)
Long-term tax payable	$14,222	$11,918
Deferred rent	3,615	3,630
Deferred tax liabilities	3,253	3,936
Deferred revenue	2,800	3,400
Contingent consideration, noncurrent portion	—	2,760
Long-term debt	2,399	2,472
Other long-term liabilities	259	136

Total accrued liabilities	$26,548	$28,252

4. Commitments and Contingencies

Operating Lease Obligations

The Company has non-cancelable operating leases for its facilities through fiscal year 2022.

Future minimum lease payments, net of future minimum lease income, under operating leases as of December 27, 2015 are as follows:

Amount
Fiscal Years Ending:	(in thousands)
2016 (remainder)	$1,206
2017	5,157
2018	6,340
2019	6,529
2020	5,184
Beyond	1,810

Total	$26,226

The Company’s lease agreements provide for rental payments which have certain lease incentives and graduated rental payments. As a result, the rent expense is recognized on a straight-line basis over the term of the lease. The Company’s rental expense under operating leases, net of the rent income from subleases of $0.4 million and $1.1 million, was approximately $1.1 million and $3.7 million for the three and nine months ended December 27, 2015, respectively. The Company’s rental expense under operating leases was approximately $1.3 million and $3.6 million for the three and nine months ended December 28, 2014, respectively.

Purchase Commitments

The Company has non-cancelable purchase commitments with its foundry vendors. Future minimum payments of $44.0 million under the purchase commitments as of December 27, 2015 are due in less than twelve months.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Legal Proceedings and Contingencies

From time to time the Company is involved in litigation that the Company believes is of the type common to companies engaged in our line of business, including litigation related to intellectual property and employment issues.

In January and March of 2015, purported shareholders filed five substantially similar class action complaints in the U.S. District Court, Northern District of California against the Company and two of the Company’s current and former executives (“Class Action Defendants”) (Jim McMillan v. InvenSense, Inc., et al. Case No. 3:15-cv-00084-JD, filed January 7, 2015; William Lendales v. InvenSense, Inc. et al., Case No. 3:15-cv-00142-VC, filed on January 12, 2015; Plumber & Steamfitters Local 21 Pension Fund v. InvenSense, Inc., et al., Case No. 5:15-cv-00249-BLF, filed on January 16, 2015; William B. Davis vs. InvenSense, Inc., et al., Case No. 5:15-cv-00425-RMW, filed on January 29, 2015; and Saratoga Advantage Trust Technology & Communications Portfolio v. InvenSense et al., Case No. 3:15-cv-01134, filed on March 11, 2015). On April 23, 2015, those cases were consolidated into a single proceeding which is currently pending in the U.S. District Court, Northern District of California and captioned In re InvenSense, Inc. Securities Litigation, Case No. 3:15-cv-00084-JD (the “Securities Case”), and the Vossen Group was designated as lead plaintiff. On May 26, 2015, the lead plaintiffs filed a consolidated amended class action complaint, which alleges that the defendants violated the federal securities laws by making materially false and misleading statements regarding our business results between July 29, 2014 and October 28, 2014, and seeks unspecified damages along with plaintiff’s costs and expenses, including attorneys’ fees. On June 25, 2015, the Class Action Defendants filed a motion seeking dismissal of the case and a hearing on that motion was held on October 7, 2015. The parties are awaiting the court’s decision.

In addition, in January and March of 2015, other purported shareholders filed three substantially similar shareholder derivative complaints against two of our current and former officers and several of our current directors, twice in the U.S. District Court, Northern District of California and once in Santa Clara Superior Court (George E Rollins v. Behrooz Abdi et al., Case No. 5:15-cv-00184-PSG, filed on January 13, 2015; Linda Karr v. Behrooz Abdi et al., Case No. 5:15-cv-00200-NC, filed on January 14, 2015; and Robert Bilbrey v. Behrooz Abdi et al., Case No. 1-15-CV-278742 was filed on March 20, 2015) (collectively, the “Derivative Cases”). In the Derivative Cases complaints, the plaintiffs make allegations similar to those presented in the Securities Case, but the plaintiffs asserts various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment. The Company has undertaken an evaluation of these complaints. Plaintiffs in the Derivative Cases have agreed to an indefinite stay pending developments in the Securities Case. In light of the unresolved legal issues, while a loss is reasonably possible, the amount of any potential loss cannot be estimated. At this stage, the Company is unable to predict the outcome of this matter and, accordingly, cannot estimate the potential financial impact on the Company’s business, operating results, cash flows or financial position.

The semiconductor and MEMS industries are characterized by companies that hold large numbers of patents and other intellectual property rights and that vigorously pursue, protect and enforce intellectual property rights.

Robert Bosch GmbH (“Bosch”), one of the Company’s competitors, and the Company have each previously made generalized assertions of potential patent infringement by the other. On October 28, 2015, the Company and Bosch resolved all assertions of potential infringement between them and entered into a multi-year, worldwide patent cross license agreement for MEMS and sensor technologies, excluding patents covering InvenSense’s CMOS-MEMS eutectic bonding production process and Bosch’s two-layer porous silicon production process, and an upfront payment of $11.5 million to Bosch. The other terms of the settlement and the patent cross license agreement remain confidential and are not expected to have a material impact on our future results. Based on the status of the negotiations, the Company recognized a pre-tax charge of $11.7 million during the quarter ended June 28, 2015; there were no significant changes to the final terms which required any additional charge for prior periods to be recorded in the quarter ended December 27, 2015. In the future, other third parties may assert against the Company and its customers and distributors, their patent and other intellectual property rights to technologies that are important to our business.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company is not aware of any other pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its consolidated financial position, results of operations, or cash flows. However, the Company’s analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel, and have a negative effect on our business. An adverse outcome in any of these actions, including a judgment or settlement, may cause a material adverse effect on our future business, operating results, and/or financial condition.

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

5. Convertible Senior Notes

In November 2013, the Company issued $175.0 million aggregate principal amount of 1.75% Convertible Senior Notes due on November 1, 2018 (the “Notes”), in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”). The Notes have not been registered under the Securities Act, or applicable state securities laws or blue sky laws, and may not be offered or sold in the United States absent registration under the Securities Act and applicable state securities laws or available exemptions from the registration requirements.

The Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness and are junior to any of the Company’s existing and future secured indebtedness. The Notes pay interest in cash semi-annually (May and November) at a rate of 1.75% per annum. Net proceeds received by the Company, after issuance costs, were approximately $169.3 million.

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

The Notes are not redeemable by the Company prior to the maturity date. At an event of default or fundamental change, the principal amount of the Notes plus accrued and unpaid interest may become due immediately at the Note holders’ option.

The Company separately accounts for the liability and equity components of the Notes. The initial debt component of the Notes was valued at $135.7 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 7.3%, with the equity component representing the residual amount of the proceeds of $39.3 million which was recorded as a debt discount. The issuance costs were allocated pro-rata based on the relative initial carrying amounts of the debt and equity components, including the Note hedges and warrants transactions described below. As a result, $2.5 million of the issuance costs were allocated to the equity component of the Notes, $3.0 million of issuance costs paid to the initial purchaser were accounted for as a debt discount and $0.25 million of the issuance costs were classified as other non-current assets. Debt issuance costs were reclassified and presented in the balance sheet as a direct deduction from the carrying value of the debt liability, consistent with the presentation of a debt discount in the first quarter of the Company’s fiscal year 2016 pertaining to the requirement of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The debt discount and the issuance costs allocated to the debt component are amortized as additional interest expense over the term of the Notes using the effective interest method. As of December 27, 2015, the remaining amortization period of the debt discount and the issuance costs is 2.8 years. The effective interest rate of the Notes is 7.84% per annum (1.75% coupon rate plus 6.09% of non-cash accretion expense).

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

The Note Hedges - On November 6 and 7, 2013, the Company purchased call options from a counterparty for an aggregate price of approximately $39.1 million, which gives the Company the right to buy from the counterparty up to approximately 8.0 million shares of the Company’s common stock at a price of $21.89 per share, subject to adjustments. The Note Hedge is exercisable upon conversion of the Notes for a number of shares equal to the product of 0.045683 and amount of the converted Note. Upon exercise of the Note Hedge, the Company will receive from the counterparty cash, shares of the Company’s common stock, or a combination thereof, equal to the amount by which the market price per share of the Company’s common stock exceeds $21.89 during the applicable valuation period. By the Note Hedge terms the Company will receive cash and shares in a combination that offsets share dilution caused by conversion of the Note.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Note Hedges and Warrants above are classified in stockholders’ equity in the Company’s consolidated balance sheets.

The following table summarizes the principal amounts and related unamortized discount on the Notes (in thousands):

	December 27, 2015	March 29, 2015
	(in thousands)
Principal amount of the Notes	$175,000	$175,000
Unamortized discount on the Notes	26,199	32,190

Net carrying value	$148,801	$142,810

The following table presents the amount of interest expense recognized related to the Notes (in thousands):

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2015	2014	2015	2014
	(in thousands)
Contractual coupon interest expense	$764	$764	$2,292	$2,296
Accretion of debt discount	2,020	1,875	5,951	5,522
Amortization of debt issuance costs	13	13	39	38

Total interest expense related to the Notes	$2,797	$2,652	$8,282	$7,856

As of December 27, 2015, aggregate future principal debt maturities are as follows (in thousands):

Fiscal Year	December 27, 2015
(in thousands)
2016-2019	$175,000

Total	$175,000

The Notes issued by the Company in November 2013 are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market each period. The approximate fair value of the Notes as of December 27, 2015 was $164.2 million. The fair value of the Notes was determined using quoted market prices for similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

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

Under the 2011 Plan, the Board of Directors may grant either incentive stock options, nonqualified stock options, or stock awards to eligible persons, including employees, nonemployees, members of the Board of Directors, consultants and other independent advisors who provide services to the Company.

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

Stock option activities of the Company under the 2011 Plan and 2004 Stock Incentive Plan are as follows (in thousands, except per share amounts):

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance — March 29, 2015	8,307	$12.99	7.60	$29,817
Options granted	1,692	14.50
Exercised options	(397)	6.58
Cancelled options	(522)	13.87

Balance — December 27, 2015	9,080	$13.50	7.37	$8,690

Vested and expected to vest — December 27, 2015	8,318	$13.26	7.26	$8,654
Vested — December 27, 2015	4,490	$11.43	6.39	$8,265

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

The aggregate intrinsic value of the stock options exercised during the three and nine months ended December 27, 2015 was $0.2 million and $2.8 million, respectively. The aggregate intrinsic value of the stock options exercised during the three and nine months ended December 28, 2014 was $2.3 million and $16.5 million, respectively. The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the estimated fair market value of the underlying common stock at the date of exercise.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The number of options expected to vest takes into account an estimate of expected forfeitures. The remaining unamortized stock-based compensation expense, reduced for estimated forfeitures and related to non-vested options, was $17.9 million at December 27, 2015, and will be amortized over a weighted-average remaining period of approximately 2.4 years. Total unrecognized expense will be adjusted for future changes in estimated forfeitures.

The Company used the following weighted-average assumptions in determining stock-based compensation expense for options granted in the three and nine months ended December 27, 2015 and December 28, 2014.

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2015	2014	2015	2014
Expected term (in years)	5.2	5.0	5.1	4.5
Volatility	44.8%	45.9%	45.1%	42.1%
Risk-free interest rate	1.7%	1.6%	1.5%	1.5%
Dividend rate	0%	0%	0%	0%

The weighted-average grant date fair value of the Company’s stock options granted in the three and nine month ended December 27, 2015 was $4.35 and $5.97 per share, respectively. The weighted-average grant date fair value of the stock options granted in the three and nine months ended December 28, 2014 was $6.65 and $7.28 per share, respectively.

Restricted Stock Units and Restricted Stock

Restricted stock unit and restricted stock activity of the Company under the Plans are as follows:

Restricted stock units and restricted stock activities	Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands, except per share amount)
Unvested at March 29, 2015	4,030	$17.75
Granted	1,559	13.12
Released	(807)	17.00
Forfeited	(550)	17.83

Unvested at December 27, 2015	4,232	$16.18

Restricted stock units and restricted stock granted to employees are generally subject to the employee’s continued service to the Company over that period. The fair value of restricted stock units and restricted stock is determined using the fair value of the Company’s common stock on the date of the grant. Compensation expense is generally recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. At December 27, 2015, there was $43.6 million of total unrecognized compensation cost related to restricted stock units and restricted stock, which the Company expects to recognize over a period of 2.7 years. The weighted-average grant-date fair value per share of restricted stock units and restricted stock awarded in the three and nine months ended December 27, 2015 was $10.44 and $13.12 per share, respectively. The weighted-average grant-date fair value per share of restricted stock units and restricted stock awarded in the three and nine months ended December 28, 2014 was $16.25 and $21.08 per share, respectively.

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

At the 2015 annual meeting of stockholders, stockholders of the Company approved an amendment to the current ESPP to increase the number of shares of common stock reserved for future issuance by 1,000,000 shares which brought the total of common stock reserved for issuance to employees to an aggregate of 1,400,000 shares. As of December 27, 2015, 400,000 shares had been purchased.

During the three and nine months ended December 27, 2015, compensation expense recognized in connection with the Purchase Plan was $0.1 million and $0.6 million, respectively. During the three and nine months ended December 28, 2014, compensation expense recognized in connection with the Purchase Plan was $0.3 million and $0.7 million, respectively.

Common Stock

As of December 27, 2015 and March 29, 2015, common stock reserved for future issuance was as follows:

Common stock reserved for issuance	December 27, 2015	March 29, 2015,
	(in thousands)
Stock plans
Outstanding stock options	9,080	8,307
Outstanding restricted stock units and restricted stocks	4,232	4,030
Reserved for future equity incentive grants	11,796	10,300

	25,108	22,637
Purchase plan	1,000	230
Warrants to purchase common stock	7,995	7,995

Total common stock reserved for future issuances	34,103	30,862

Stock-Based Compensation Expense

Total employee stock-based compensation cost for the Company’s stock plans for the three and nine months ended December 27, 2015 and December 28, 2014 is as follows:

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(in thousands)
Cost of revenue	$627	$589	$1,811	$1,900
Research and development	3,490	3,821	11,328	10,536
Selling, general and administrative	4,076	3,890	12,737	10,501

Total stock-based compensation expense	$8,193	$8,300	$25,876	$22,937

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Income Taxes

In the three and nine months ended December 27, 2015, the Company recorded an income tax provision (benefit) of $5.09 million and $3.36 million, respectively In the three and nine months ended December 28, 2014, the Company recorded an income tax provision (benefit) of ($2.7) million and ($1.9) million respectively. The Company’s estimated 2016 effective tax rate differs from the U.S. statutory rate primarily due to foreign tax differentials, a current year loss in the U.S., and was negatively affected by an increase in non-deductible stock option expense, and other deductible federal tax attributes.

Over 90% of our revenues are derived from sales to customers located outside the U.S. A significant percentage of our pre-tax income in the three months ended December 27, 2015 and December 28, 2014 was generated internationally, primarily from our Cayman Island subsidiary, which is currently a zero tax jurisdiction. Since 2011, our Cayman Island subsidiary has procured the rights to manufacture and sell our products in non-US locations via an intercompany technology license arrangement with its U.S. parent company. In addition, the Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries, as it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, and the tax regulations in each geographic region. We expect that a large percentage of our consolidated pre-tax income will continue to be derived from, and reinvested in, our overseas operations. We anticipate that this pre-tax income will continue to be subject to foreign tax at significantly lower tax rates when compared to the United States federal statutory tax rate.

The Company had deferred tax assets related to Research and Development Credits and other tax attributes including accrued expenses and stock based compensation that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. Realization of our deferred tax assets is dependent upon future federal, state and foreign taxable income. Many of those credit carryforwards will expire if they are not used within certain time periods. As of December 27, 2015, management determined that there is sufficient positive evidence to conclude that it is more likely than not that we will have sufficient taxable income in the future that will allow us to realize these deferred tax assets (“DTAs”). However, it is possible that some or all of these credits could ultimately expire unused, especially if our U.S. entity does not make a taxable profit, which has been limited mainly due to stock option deductions since the company went public. Therefore, unless we are able to generate sufficient taxable income from our U.S. operations, a substantial valuation allowance to reduce our U.S. DTAs may be required, which would materially increase our expenses in the period the allowance is recognized and materially adversely affect our results of operations and statement of financial condition. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require possible material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of December 27, 2015.

The Company has recorded $14.2 million of uncertain tax positions within “Other long-term liabilities” on the condensed consolidated balance sheet as at December 27, 2015. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next twelve months. While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, the Company’s provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Acquisition

The Company completed two acquisitions in fiscal 2015. The acquisitions have been accounted for using the acquisition method of accounting in accordance with ASC 805—Business Combinations. Under the acquisition method of accounting, the total purchase consideration of the acquisition is allocated to the tangible assets and identifiable intangible assets and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets is recorded as goodwill, and was derived from expected benefits from future technology development, synergies and the knowledgeable and experienced workforce who joined the Company after the acquisition.

Movea S.A

On July 22, 2014, the Company acquired 100% equity interest of Movea, a company formed under the laws of France, and a leading provider of software for ultra-low power location, activity tracking and context sensing. The acquisition of Movea further scales the Company’s leadership in motion software.

The Company paid $60.9 million in cash as consideration for the acquisition with the potential to pay an additional $13.0 million in cash contingent upon the achievement of certain milestones within one year of the acquisition.

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

The purchase price included $2.6 million of long-term debt which was included in the long-term liabilities. The debt was measured at fair value using the effective interest rate method and considered as Level 3 inputs as defined in the fair value hierarchy, which approximates carrying value as of December 27, 2015.

The purchase price includes contingent considerations of (i) $8.0 million payable in cash to the former Movea shareholders upon a design win with a major smartphone manufacturer within one year of closing date, and (ii) $5.0 million payable in cash to the former Movea shareholders upon a specific product development milestone before December 29, 2014. The fair value of the contingent consideration of $8.4 million was derived from a probability weighted earn-out model of future contingent payments and recorded in accrued liabilities. The product development milestone of $5.0 million was achieved and the payment was made in fiscal 2015. The difference between the contractual amount of $5.0 million and the fair value of this contingent consideration was recorded in the research and development expense for the year ended March 29, 2015. During the nine months ended December 27, 2015, the fair value of contingent consideration for Movea declined by $4.0 million. The decline in fair value was the result of a reduction in the probability of a design win milestone associated with the Movea acquisition from 50% to 0%. The decline in fair value of the design win milestones for Movea was recorded as a credit to research and development expense.

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

During the nine months ended December 27, 2015, the fair value of contingent consideration for TPI declined by $1.3 million. The decline in fair value was the result of a reduction in the probability of a design win associated with the TPI acquisition from 50% to 0%. The decline in fair value of the design win milestones for TPI was $2.4 million which was recorded as a credit to research and development expense. Offsetting this amount is an increase in the fair value of two TPI cloud application milestones as a result of an increase in the estimated probability of achievement of those milestones. The increase in the fair value of the cloud application milestones was $1.1 million which was recorded as a debit to research and development expense. A design milestone for TPI was achieved and the payment of $1.9 million was made during the three and nine months ended December 27, 2015.

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

9. Goodwill and Intangible Assets

The Company monitors the recoverability of goodwill recorded in connection with acquisitions annually, or whenever events or changes in circumstances indicate the carrying value may not be recoverable. There were no changes in the carrying amount of goodwill since March 29, 2015. The Company performs the annual goodwill impairment analysis as of the first day of the third quarter of each fiscal year. As of and for the three months ended December 27, 2015, the Company concluded that the $139.2 million of goodwill was not impaired.

Purchased intangible assets subject to amortization consist primarily of developed technology, customer relationships and patents and are reported net of accumulated amortization. Developed technology, customer relationships and patents are amortized on a straight line basis over the estimated useful life of the assets. In-process research and development (“IPR&D”) is assessed for impairment until the development is completed and products are available for sale. The Company expects to complete the IPR&D projects at various dates during fiscal year 2016 at which time amortization will commence. The costs that the Company incurred on the IPR&D projects after the acquisition were expensed. During fiscal 2015, the Company recorded $0.8 million of impairment on IPR&D on the MEMS Microphone business. During the three and nine months ended September 2015, one of the IPR&D projects was released to production. Therefore, the IPR&D value allocated to this project of $3.3 million was transferred to developed technology. Further, the estimated useful life for this technology is five years.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization for acquired intangible assets for the three and nine months ended December 27, 2015 was approximately $2.3 million and $6.8 million, respectively. Amortization for purchased intangible assets for the three months and nine months ended December 28, 2014 was approximately $2.0 million and $4.9 million respectively. The following table represents intangible assets and accumulated amortization:

	December 27, 2015
	Gross	Accumulated Amortization	Net
	(in thousands)
Developed technology	$47,610	$15,016	$32,594
Customer relationships	1,560	483	1,077
Patents	2,120	351	1,769

Total intangible assets subject to amortization	$51,290	$15,850	$35,440

	March 29, 2015
	Gross	Accumulated Amortization	Net
	(in thousands)
Developed technology	$44,320	$8,697	$35,623
Customer relationships	1,560	316	1,244
Patents	2,120	39	2,081

Total intangible assets subject to amortization	$48,000	$9,052	$38,948

The estimated future amortization expense related to intangible assets at December 27, 2015, is as follows:

Estimated Amortization
Fiscal Year	(in thousands)
2016 (remainder)	$2,290
2017	9,160
2018	9,160
2019	9,160
2020	5,217
Thereafter	453

Total	$35,440

10. Subsequent event

Subsequent to the quarter ended December 27, 2015, the Company acquired certain assets of a company and its affiliates involved in the development of navigation solutions. The total cash consideration associated with the acquisition was approximately $7 million. The Company also will record approximately $1 million contingent consideration that would be payable in the future should certain specified milestones be met. This acquisition is not significant to the Company’s results of operations.

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

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(in thousands)
Net revenue	$120,029	$115,864	$338,870	$272,740

Net revenue increased by $4.2 million, or 4%, in the third quarter of fiscal 2016 and increased by $66.1 million, or 24%, in the nine months ended December 27, 2015 compared to the corresponding periods of fiscal 2015. The increases in net revenue were primarily due to higher shipment volume, partially offset by lower per unit average selling prices. Total unit shipments increased by 14% and 42% in the three and nine months ended December 27, 2015, respectively. Our overall average unit selling price for the three and nine months ended December 27, 2015 decreased 9% and 13%, respectively, as a result of the change in our product mix and declines in average selling prices. We expect a continued trend of declining unit average selling prices for our products during their life cycles.

For the three months ended December 27, 2015, Apple Inc., or Apple and Samsung Electronics Co., Ltd., or Samsung accounted for 47% and 13% of net revenue, respectively. For the nine months ended December 27, 2015, Apple and Samsung accounted for 40% and 18% of net revenue, respectively. For the three months ended December 28, 2014, Apple and Samsung accounted for 45% and 24% of net revenue, respectively. For the nine months ended December 28, 2014, Apple and Samsung accounted for 29% and 28% of net revenue, respectively.

Net Revenue by Target End Market

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(in thousands)
Smartphone and tablet devices	$77,663	$93,393	$224,539	$218,417
% of net revenue	65%	81%	66%	80%
Optical image stabilization	$16,899	$11,672	$54,424	$26,832
% of net revenue	14%	10%	16%	10%
Gaming and other	$25,467	$10,799	$59,907	$27,491
% of net revenue	21%	9%	18%	10%

The net revenue decrease for the smartphone and tablet end market in the three months ended December 27, 2015 reflects a comparable year ago period that included an initial sales ramp at a key customer, combined with increased competition for market share across this market segment. The net revenue increase for the smartphone and tablet end market for the nine months ended December 27, 2015 reflects expansion of the smartphone portion of the handset market and increased adoption of our technologies in those devices during that time period. The net revenue growth to total net revenue for the optimal image stabilization end market in the three and nine months ended December 27, 2015 primarily reflects increased adoption of our technology for optical image stabilization in smartphone camera modules. The net revenue growth and contribution to total net revenue for the gaming and other end market in the three and nine months ended December 27, 2015 primarily reflects increased adoption and expansion of a range of consumer electronic products in this market.

Net Revenue by Geographic Region

	Three Months Ended		Nine Months Ended
Region	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(in thousands)
United States	$61,672	$56,871	$148,388	$94,323
Korea	19,155	33,012	72,347	96,984
China	26,013	16,879	76,629	46,784
Japan	5,686	5,109	17,850	14,842
Taiwan	5,261	2,417	16,023	15,212
Rest of world	2,242	1,576	7,633	4,595

	$120,029	$115,864	$338,870	$272,740

We report revenue by geographic region based upon the location of the headquarters of our customers. We primarily sell our products directly to customers and distributors in Asia and North America. Sales into named Asian countries constituted 47% and 54% of our net revenue in the three and nine months ended December 27, 2015, respectively, compared with 50% and 64% of our net revenue in the three and nine months ended December 28, 2014, respectively. The net revenue increases in the United States and China reflect growing demand for our products primarily by mobile device manufacturers and consumer electronic manufacturers.

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

Gross Profit and Gross Margin

Gross profit is the difference between net revenue and cost of revenue and gross margin is gross profit as a percentage of sales.

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(in thousands)
Gross profit	49,801	50,396	141,203	112,913
% of net revenue	41%	43%	42%	41%

Gross profit decreased by $0.6 million in the third quarter of fiscal 2016 and increased by $28.3 million in the nine months ended December 27, 2015 as compared to the corresponding periods of fiscal 2015. In the three months ended December 27, 2015, gross profit decreased primarily due to a $2.0 million net inventory charge largely related to excess and obsolete inventories combined with decreases in average selling price per unit sold for comparable products, partially offset by an increase in unit sales of our products. In the nine months ended December 27, 2015, gross profit increased primarily due to a significant increase in unit sales of our products, partially offset by decreases in average selling price per unit sold for comparable products. Gross margin was negatively impacted by a $3.9 million and a $8.1 million net inventory charge largely related to excess and obsolete inventories in the nine month ended December 27, 2015 and December 28, 2014, respectively.

Gross profit as a percentage of net revenue, or gross margin, decreased in the third quarter of fiscal 2016 primarily due to a $2.0 million net inventory charge as compared to the three months ended December 28, 2014. Gross margin increased in the nine months ended December 27, 2015 primarily due to a $8.1 million inventory charge during the nine months ended December 28, 2014.

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

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(in thousands)
Research and development	$25,690	$24,391	$70,936	$65,392
% of net revenue	21%	21%	21%	24%

Research and development expense for the three months ended December 27, 2015 increased by $1.3 million, or 5%, as compared to the corresponding period last year. The increase was primarily attributable to a $0.7 million increase in third-party project and contractor costs associated with new product development, a $0.5 million increase in allocated infrastructure costs to support higher headcount, a $0.2 million increase in employee compensation and benefits costs mainly due to an increase in headcount and a $0.1 million increase in depreciation costs related to increased capital equipment during the three months ended December 27, 2015. Offsetting these increases was a $0.3 million decrease in engineering equipment costs during the three months ended December 27, 2015. Research and development headcount increased to 320 at December 27, 2015 from 291 at December 28, 2014.

Research and development expense for the nine months ended December 27, 2015 increased by $5.5 million, or 8%, compared to the corresponding period last year. The increase was primarily attributable to a $6.5 million increase in employee compensation and benefits costs mainly due to an increase in headcount in part from our acquisitions of Movea and TPI, a $2.2 million increase in third party project and contractor costs associated with new product development, a $1.3 million increase in allocated infrastructure costs to support higher headcount, a $0.6 million increase in depreciation costs related to increased capital equipment, a $0.5 million increase in facility costs due to expansion of global facilities, a $0.2 million increase in travel expense and a $0.2 million increase in engineering equipment costs. Offsetting these increases was a $5.3 million credit from contingent consideration adjustment related to our acquisitions (See Note 8 to Condensed Consolidated Financial Statements). Research and development expense for nine months ended December 28, 2014 included an $0.8 million write-off of in-process research and development costs.

Selling, General and Administrative

Selling, general and administrative expense primarily consists of personnel related expenses, field application engineering support, travel costs, professional and consulting fees, legal fees, depreciation expense and allocated occupancy costs. We expect selling, general and administrative expenses to increase on an absolute basis in the future as we hire personnel to expand our sales, marketing, finance, legal and other administrative organizations.

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(in thousands)
Selling, general and administrative	$14,295	$15,551	$45,305	$44,061
% of net revenue	12%	13%	13%	16%

Selling, general and administrative expense decreased by $1.3 million, or 8%, in the three months ended December 27, 2015 compared to the corresponding period last year. The decrease was primarily attributable to a $1.6 million decrease in outside services expenses primarily resulting from the Movea and TPI acquisition legal costs incurred in the third quarter of fiscal 2015 and a $0.3 million decrease in depreciation costs resulting from the asset disposal in the third quarter of fiscal 2015. Offsetting these decreases was a $0.4 million increase in equipment costs and a $0.2 million increase in marketing expenses. Selling, general and administrative headcount decreased to 153 at December 27, 2015 from 157 at December 28, 2014.

Selling, general and administrative expense increased by $1.2 million, or 3%, in the nine months ended December 27, 2015 compared to the corresponding period last year. The increase was primarily attributable to a $3.7 million increase in employee compensation and benefits costs mainly due to an average higher headcount in the nine months ended December 27, 2015, an increase of $0.4 million in allocated infrastructure costs, offset partially by a decrease of $2.8 million in outside expenses due primarily to legal costs resulting from the Movea and TPI acquisitions in the nine months ended December 28, 2014.

Legal Settlement Accrual

	Three Months Ended	Nine Months Ended
	December 27, 2015	December 27, 2015
	(in thousands)
Legal settlement accrual	$—	$11,708
% of net revenue	—%	3%

During the nine months ended December 27, 2015, Bosch and the Company resolved all assertions of potential infringement made by the other. The settlement resulted in the Company incurring a charge of $11.7 million during the nine months ended December 27, 2015.

Interest (Expense)

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(in thousands)
Interest (expense)	$(2,798)	$(2,690)	$(8,287)	$(7,894)
% of net revenue	2%	2%	2%	3%

Interest (expense) increased by $0.1 million and $0.4 million in the three and nine months ended December 27, 2015 as compared to the corresponding periods due to the increased accretion interest expense on the Convertible Senior Notes issued in the third quarter of fiscal year 2014.

Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(in thousands)
Other income (expense), net	$(35)	$(281)	$130	$1,099
% of net revenue	(0)%	(0)%	0%	0%

Other income (expense), net was $(35,000) and $(0.3) million for the three months ended December 27, 2015 and December 28, 2014, respectively. Other (expense), net decreased by $0.2 million due to higher interest income for the three months ended December 27, 2015 as compared to the corresponding period of last year. Other income (expense), net was $0.1 million and $1.1 million for the nine months ended December 27, 2015 and December 28, 2014, respectively. Other income, net decreased by $1.0 million primarily due to a $0.9 million gain on our recorded subsequent to acquisition on an equity investment in TPI during the nine months ended December 28, 2014.

Income Tax Provision

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(in thousands)
Income tax provision (benefit)	$5,093	$(2,738)	$3,361	$(1,856)
% income (loss) before income tax	73%	(37)%	66%	56%

In the three and nine months ended December 27, 2015, the Company recorded an income tax provision (benefit) of $5.1 million and $3.4 million, respectively. In the three and nine months ended December 28, 2014, the Company recorded an income tax provision (benefit) of ($2.7) million and ($1.9) million respectively. The Company’s estimated 2016 effective tax rate differs from the U.S. statutory rate primarily due to foreign tax differentials, a current year loss in the U.S., and was negatively affected by an increase in non-deductible stock option expense, and other deductible federal tax attributes.

Included in our gross unrecognized tax benefits balance of $29.9 million at December 27, 2015 are $27.3 million of tax positions which would affect income tax expense if recognized. As of December 27, 2015, approximately $2.6 million of unrecognized tax benefits would be offset by a change in valuation allowance. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur. As a result, these amounts are not included in the tables above.

Over 90% of our revenues are derived from sales to customers located outside the U.S. A significant percentage of our pre-tax income in the three months ended December 27, 2015 and December 28, 2014 was generated internationally, primarily from our Cayman Island subsidiary, which is currently a zero tax jurisdiction. Since 2011, our Cayman Island subsidiary has procured the rights to manufacture and sell our products in non-US locations via an intercompany technology license arrangement with its U.S. parent company. In addition, the Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries, as it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, and the tax regulations in each geographic region. We expect that a large percentage of our consolidated pre-tax income will continue to be derived from, and reinvested in, our overseas operations. We anticipate that this pre-tax income will continue to be subject to foreign tax at significantly lower tax rates when compared to the United States federal statutory tax rate.

The Company had deferred tax assets related to Research and Development Credits and other tax attributes including accrued expenses and stock based compensation that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. Realization of our deferred tax assets is dependent upon future federal, state and foreign taxable income. Many of those credit carryforwards will expire if they are not used within certain time periods. As of December 27, 2015, management determined that there is sufficient positive evidence to conclude that it is more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these credits could ultimately expire unused, especially if our U.S. entity does not make a taxable profit, which has been limited mainly due to stock option deductions since the company went public. Therefore, unless we are able to generate sufficient taxable income from our U.S. operations, a substantial valuation allowance to reduce our U.S. DTAs may be required, which would materially increase our expenses in the period the allowance is recognized and materially adversely affect our results of operations and statement of financial condition. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require possible material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

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

Liquidity and Capital Resources

As of December 27, 2015, we had $43.9 million of cash, cash equivalents and investments. We believe our current cash, cash equivalents and investments will be sufficient to satisfy our liquidity requirements for the next 12 months. Our liquidity may be negatively impacted as a result of a decline in sales of our products due to a decline in our end markets, decrease in sales of our customers’ products in the market, or adoption of competitors’ products. Additionally, $26.4 million of the $43.9 million of cash and cash equivalents were held by our foreign subsidiaries as of December 27, 2015. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the United States, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

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

The change in cash and cash equivalents for the nine months ended December 27, 2015 and December 28, 2014 was as follows:

	Nine Months Ended
	December 27,	December 28,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$86,022	$15,105
Net cash provided by (used in) investing activities	(130,594)	16,113
Net cash provided by financing activities	2,812	7,814

Net increase (decrease) in cash and cash equivalents	$(41,760)	$39,032

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended December 27, 2015 of $86.0 million was primarily due to non-cash expenses of $43.6 million, a change in operating assets and liabilities of $40.6 million and a net income of $1.7 million. The non-cash expenses of $43.6 million consisted primarily of stock-based compensation of $25.9 million, depreciation and amortization of $16.3 million, non-cash interest expense of $6.0 million, deferred income tax assets of $1.6 million, partially offset by contingent consideration adjustment of $5.3 million and tax effect of employee benefit plan of $0.9 million. The changes in our net operating assets and liabilities of $40.6 million were primarily comprised of a net increase of $24.8 million in Accounts payable and Accrued liabilities mainly due to price discounts to a customer, a decrease of $13.4 million in Inventories and a decrease of $2.2 million in “Prepaid and other current assets”.

Net cash provided by operating activities for the nine months ended December 28, 2014 of $15.1 million is primarily due to non-cash expenses of $35.9 million partially offset by a net decrease in operating assets and liabilities of $19.4 million and a net loss of $1.5 million. The non-cash expenses of $35.9 million consisted primarily of stock-based compensation of $22.9 million, depreciation and amortization of $12.3 million, non-cash interest expense of $5.6 million, partially offset by deferred income tax assets of $5.2 million. The net decrease in operating assets and liabilities of $19.4 million consisted primarily of increases in Accounts receivable of $34.3 million, partially offset by increases in Accrued liabilities of $8.2 million and decreases in Inventories of $5.2 million. The increase in Accounts receivable is primarily attributable to an increase in net revenue.

Net Cash Provided By (Used In) Investing Activities

Net cash used in investing activities in the nine months ended December 27, 2015 of $130.6 million primarily reflected the purchase of available-for-sale investments of $239.3 million and the purchase of property and equipment of $6.2 million, partially offset by the sale and maturity of available-for-sale investments of $114.9 million.

Net cash provided by investing activities in the nine months ended December 28, 2014 of $16.1 million was primarily from the sale and maturity of available-for-sale investments of $112.7 million, partially offset by cash paid for acquisitions of $71.3 million (net of cash acquired), and purchase of property and equipment of $25.3 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the nine months ended December 27, 2015 of $2.8 million resulted primarily from proceeds from the issuance of common stock of $4.7 million partially offset by certain payments of contingent consideration related to the TPI acquisition of $1.9 million.

Net cash provided by financing activities in the nine months ended December 28, 2014 of $7.9 million resulted primarily from the proceeds from the issuance of common stock on stock options exercises and ESPP purchases.

Off Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 27, 2015, we were not involved in any unconsolidated SPE transactions.

Warranties and Indemnification

In connection with the sale of our products in the ordinary course of business, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and agree to indemnify customers against third-party claims for such infringement. Further, our certificate of incorporation and bylaws require us to indemnify our officers and directors against any action that may arise out of their services in that capacity. We have not been subject to any material liabilities under such provisions and therefore believe that our exposure for these indemnification obligations is minimal. Accordingly, we have no liabilities recorded for these indemnity agreements as of December 27, 2015.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 27, 2015:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Convertible senior notes obligations	$175,000	$—	$175,000	—	$—
Interest on convertible senior notes obligations	8,708	2,878	5,830	—
Operating lease obligations	26,226	4,960	12,662	7,794	810
Purchase obligations	44,016	44,016	—	—	—

Total contractual obligations	$253,950	$51,854	$193,492	$7,794	$810

Convertible senior notes and interest on convertible senior notes obligations relate to the convertible senior notes issued in November 2013. See Note 5 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for a full description of the convertible senior notes.

Operating leases consist of contractual obligations from agreements for non-cancelable office space, net of future minimum lease income. Minimum sublease income from third parties was approximately $0.4 million and $1.1 million for the three and nine months ended December 27, 2015. In the event of the failure of a third party to comply with its obligations under the subleases, we remain contractually obligated, as primary lessee, under the lease.

Purchase obligations consist of the minimum purchase commitments made to contract manufacturers.

Included in our gross unrecognized tax benefits balance of $29.9 million at December 27, 2015 are $27.3 million of tax positions which would affect income tax expense if recognized. As of December 27, 2015, approximately $2.6 million of unrecognized tax benefits would be offset by a change in valuation allowance. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur. As a result, these amounts are not included in the tables above.

Recent Accounting Pronouncements

The information set forth under Note 1 — Organization and Summary of Significant Accounting Policies — of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report, is hereby incorporated by reference herein.

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

The information required by this Item 1 of Part II is set forth under Note 4 — Commitments and Contingencies — of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report, and is hereby incorporated by reference herein.

ITEM 1A.	RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. The risks facing our business have not changed materially from those discussed in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015.

ITEM 6.	EXHIBITS

The information required by this Item 6 of Part II is set forth in the Exhibit Index immediately following the signature page of this Quarterly Report, and is hereby incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 28, 2016	INVENSENSE, INC.

	By:	/s/ Mark P. Dentinger
Mark P. Dentinger
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	InvenSense, Inc. 2013 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 15, 2015).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 27, 2015 and March 29, 2015, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 27, 2015 and December 28, 2014, (iii) Condensed Consolidated Statements of Comprehensive loss for three and nine months ended December 27, 2015 and December 28, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 27, 2015 and December 28, 2014, and (v) Notes to Condensed Consolidated Financial Statements.