Form 10-Q
period 2016-07-03
InvenSense Inc
filed 2016-08-04
CIK 1294924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 3, 2016

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 22, 2016
Common Stock, $0.001 par value	93,689,000

INVENSENSE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVENSENSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	July 3,	April 3,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$23,054	$41,105
Short-term investments	247,274	243,755
Accounts receivable	37,945	41,447
Inventories	51,626	62,297
Prepaid expenses and other current assets	8,012	9,250

Total current assets	367,911	397,854
Property and equipment, net	35,134	36,271
Intangible assets, net	40,795	43,169
Goodwill	139,175	139,175
Other assets	5,750	5,992

Total assets	$588,765	$622,461

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,282	$35,200
Accrued liabilities	27,261	30,248

Total current liabilities	40,543	65,448
Long-term debt	153,151	151,038
Other long-term liabilities	26,755	27,230

Total liabilities	220,449	243,716

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value — 20,000 shares authorized, no shares issued and outstanding at July 3, 2016 and April 3, 2016	—	—
Common stock:
Common stock, $0.001 par value — 750,000 shares authorized,
93,641 shares issued and outstanding at July 3, 2016;
93,010 shares issued and outstanding at April 3, 2016;	312,912	303,153
Accumulated other comprehensive (loss)	(29)	(26)
Retained earnings	55,433	75,618

Total stockholders’ equity	368,316	378,745

Total liabilities and stockholders’ equity	$588,765	$622,461

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	July 3,	June 28,
	2016	2015
Net revenue	$60,636	$106,296
Costs of revenue	35,891	61,465

Gross profit	24,745	44,831
Operating expenses:
Research and development	26,541	20,255
Selling, general and administrative	13,862	15,824
Legal settlement	—	11,708

Total operating expenses	40,403	47,787

Loss from operations	(15,658)	(2,956)
Interest (expense)	(2,881)	(2,724)
Other income (expense), net	226	61

Loss before income taxes	(18,313)	(5,619)
Income tax provision	1,872	228

Net loss	$(20,185)	$(5,847)

Net loss per share of common stock:
Basic	$(0.22)	$(0.06)

Diluted	$(0.22)	$(0.06)

Weighted average shares outstanding used in computing net loss per share:
Basic	93,236	91,076

Diluted	93,236	91,076

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended
	July 3,	June 28,
	2016	2015
Net loss	$(20,185)	$(5,847)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(3)	(39)

Comprehensive loss	$(20,188)	$(5,886)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	July 3,	June 28,
	2016	2015
Cash flows from operating activities:
Net loss	$(20,185)	$(5,847)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,310	3,050
Amortization of intangible assets	2,375	2,142
Non cash interest expense	2,113	1,958
Loss on other investments	325	—
Stock-based compensation expense	8,176	8,635
Contingent consideration adjustment	—	(5,307)
Deferred income tax assets	80	(1,824)
Tax effect of employee benefit plan	—	(301)
Changes in operating assets and liabilities:
Accounts receivable	3,502	(5,865)
Inventories	10,670	10,614
Prepaid expenses and other assets	833	959
Other assets	207	(118)
Accounts payable	(22,282)	4,191
Accrued liabilities	(3,379)	12,975

Net cash provided by (used in) operating activities	$(14,255)	$25,262

Cash flows from investing activities:
Purchase of property and equipment	(1,892)	(2,342)
Sales and maturities of available-for-sale investments	56,448	15,365
Purchase of available-for-sale investments	(60,055)	(54,427)

Net cash used in investing activities	(5,499)	(41,404)

Cash flows from financing activities:
Proceeds from the issuance of common stock	1,703	3,364

Net cash provided by financing activities	1,703	3,364

Net decrease in cash and cash equivalents	(18,051)	(12,778)
Cash and cash equivalents:
Beginning of period	41,105	85,637

End of period	$23,054	$72,859

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,531	$1,531

Cash paid (received) for income taxes	$(17)	$81

Noncash investing and financing activities:
Unpaid purchases of property and equipment	$771	$653

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and summary of significant accounting policies

Business

InvenSense, Inc. (the “Company”) was incorporated in California in June 2003 and reincorporated in Delaware in January 2004. The Company designs, develops, markets and sells sensor systems on a chip, including accelerometers, gyroscopes and microphones for the mobile, wearable, smart home, gaming, industrial, and automotive market segments. The Company delivers leading solutions based on its advanced motion and sound technology and is dedicated to bringing the best-in-class size, performance and cost solutions to market. The Company targets solutions such as: smartphones, tablets, wearables, console and portable video gaming devices, digital television and set-top box remote controls, fitness accessories, sports equipment, digital still cameras, automobiles, ultra-books, laptops, hearing aids, stabilization systems, tools, navigation devices, remote controlled toys and other household consumer and industrial devices.

These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and the notes thereto for the fiscal year ended April 3, 2016 included in the Company’s Annual Report on Form 10-K filed on May 25, 2016 with the Securities and Exchange Commission (“SEC”). No material changes have been made to the Company’s significant accounting policies since the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2016.

Certain significant business risks and uncertainties

The Company participates in the high-technology industry and believes that a number of factors including, but not limited to the following could have a material effect on the Company’s future financial position, results of operations, or cash flows: reliance on a limited number of primary customers to support the Company’s revenue generating activities; changes in end-user demand for the products manufactured and sold by the Company and its customers; the receipt, reduction, cancellation or delay of significant orders by customers; advances and trends in new technologies and industry standards; new product announcements and introductions by the Company’s competitors; the general cyclicality and seasonality of the semiconductor and consumer electronics industries and the resulting effect on the Company’s business; market acceptance of the Company’s and its customers’ products; the Company’s development and introduction of new products on a timely basis; developing new sales channels and attracting new customers; significant warranty claims, including those not covered by the Company’s suppliers; delays in the Company’s customers’ ability to manufacture and ship products that incorporate the Company’s products caused by internal and external factors unrelated to the Company’s business and that are out of its control; shortages of key third party components; the effects of competitive pricing pressures, including decreases in average selling prices of the Company’s products; write-downs of inventory for excess quantity, changes in business priorities, technological obsolescence and erosion in net realizable value; strategic relationships, including key component suppliers; litigation or claims against the Company based on intellectual property, patent, product, regulatory, or other factors; and the Company’s ability to attract and retain employees necessary to support its growth. Further information on potential risks that could affect the Company’s business and financial results is included in the Company’s Annual Report on Form 10-K for the year ended April 3, 2016 filed with SEC on May 25, 2016.

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

Fiscal year

The Company’s fiscal year is a 52 or 53 week period ending on the Sunday closest to March 31. Fiscal year 2016 was a 53-week fiscal year ended April 3, 2016 (“Fiscal year 2016”). The extra week was included in the Company’s fourth fiscal quarter ended April 3, 2016. The Company’s fiscal year ended March 29, 2015 (“fiscal year 2015”) was comprised of 52 weeks.

The first fiscal quarter in each of the two most recent fiscal years included 13 weeks.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The condensed consolidated balance sheet as of April 3, 2016, included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect adjustments, consisting of all normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results of operations for the period ended July 3, 2016 is not necessarily indicative of the results to be expected for the fiscal year ending April 2, 2017 or for any future year or interim period.

Use of estimates

The preparation of the Company’s condensed consolidated financial statements and related notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and related notes and the reported amounts of income and expenses during the reporting period. Significant estimates included in the condensed consolidated financial statements and related notes include income taxes, inventory valuation, stock-based compensation, loss contingencies, warranty reserves, goodwill, valuation of acquired assets, and valuation of convertible senior note, including the related convertible notes hedges and warrants. These estimates are based upon information available as of the date of the condensed consolidated financial statements, and actual results could differ from those estimates.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. In accordance with Accounting Standard Codification (“ASC”) 350, the Company reviews goodwill for impairment at the reporting unit level on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. The Company monitors the recoverability of goodwill recorded in connection with acquisitions annually, or whenever events or changes in circumstances indicate the carrying value may not be recoverable. There were no changes in the carrying amount of goodwill since April 3, 2016. The Company performs the annual goodwill impairment analysis in the third quarter of each fiscal year. As of July 3, 2016, no events or changes in circumstances indicate the carrying value may not be recoverable.

Concentration of credit risk

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

One distributor accounted for 67% of accounts receivable at July 3, 2016. One distributor accounted for 48% of accounts receivable and another distributor accounted for 11% of accounts receivable at April 3, 2016.

For the three months ended July 3, 2016, Apple Inc. (“Apple”) accounted for 46% of net revenue. For the three months ended June 28, 2015, Apple accounted for 38% of net revenue, Samsung Electronics Co., Ltd. (“Samsung”) accounted for 23% of net revenue, and Xiaomi Inc. (“Xiaomi”) accounted for 10% of net revenue.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Warranty

The Company offers one year standard warranty on its products. In selective cases, the warranty period can be extended to multiple years. The Company’s accrual for anticipated warranty costs has increased primarily due to an increase in the product return rate under the warranty agreements. The accrual also includes management’s judgment regarding anticipated rates of warranty claims and associated repair costs. The following table summarizes the activity related to product warranty liability during the three months ended July 3, 2016 and June 28, 2015:

	Three Months Ended
	July 3,	June 28,
	2016	2015
	(in thousands)
Beginning balance	$625	$341
Provision for warranty	624	297
Adjustments related to changes in estimate	(536)	(162)
Less: actual warranty costs	(12)	(53)

Ending balance	$701	$423

Net loss per share

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended
	July 3,	June 28,
	2016	2015
	(in thousands, except per share data)
Numerator:
Basic and diluted
Net loss	$(20,185)	$(5,847)

Denominator:
Basic shares:
Weighted-average shares used in computing basic net loss per share	93,236	91,076

Diluted shares:
Weighted-average shares used in computing basic net loss per share	93,236	91,076
Effect of potentially dilutive securities:
Stock options and unvested restricted stock	—	—
Common stock warrants	—	—

Weighted-average shares used in computing diluted net loss per share	93,236	91,076

Net loss per share
Basic	$(0.22)	$(0.06)
Diluted	$(0.22)	$(0.06)

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following summarizes the potentially dilutive securities outstanding at the end of each period that were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended
	July 3,	June 28,
	2016	2015
	(in thousands)
Employee stock options	11,186	8,865
Unvested restricted stock units	5,010	4,161

Total antidilutive securities	16,196	13,026

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

Segment information

The Company operates in one operating segment, the design, development, manufacture and marketing of sensor systems on a chip. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by Financial Accounting Standards Board (“FASB”) ASC 280 “Segment Reporting”. Enterprise-wide information is provided in accordance with ASC 280. Geographical revenue information is based on the location of the head offices of the Company’s customers. Property and equipment information is based on the physical location of the assets at the end of each fiscal period.

Property and equipment by country were as follows:

	July 3,	April 3,
Country	2016	2016
	(in thousands)
Taiwan	$23,745	$25,183
United States	9,421	9,207
Other	1,968	1,881

	$35,134	$36,271

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net revenue from unaffiliated customers by location of the Company’s customers’ headquarters offices was as follows:

	Three Months Ended
	July 3,	June 28,
Region	2016	2015
	(in thousands)
United States	$30,105	$43,803
China	12,446	24,606
Korea	5,794	28,723
Japan	5,280	4,136
Taiwan	5,425	3,186
Rest of world	1,586	1,842

	$60,636	$106,296

A majority of sales to U.S. headquartered companies are sold to their distributors or contract manufacturers located overseas.

Recent accounting pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The new guidance will be effective for the Company starting in the first quarter of fiscal 2021. Early adoption is permitted starting in the first quarter of fiscal 2020. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt the new guidance early.

In March, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation—Stock Compensation. The new guidance simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance will be effective for the Company starting in the first quarter of fiscal 2018. Early adoption is permitted in any annual or interim period. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt the new guidance early.

In February 2016, the FASB issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal 2020. Early adoption is permitted. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt the new guidance early.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Cash equivalents and available-for-sale investments

At July 3, 2016, cash and cash equivalents totaled $23.1 million, of which $11.4 million was cash and $11.7 million was cash equivalents invested in money market funds. At July 3, 2016, $13.2 million of the cash and cash equivalents were held by the Company’s foreign subsidiaries. Additionally, as of July 3, 2016, the Company had short-term available-for-sale investments of $247.3 million.

At April 3, 2016, cash and cash equivalents totaled $41.1 million, of which $25.4 million was cash and $15.7 million was cash equivalents invested in money market funds. At April 3, 2016, $21.0 million of the cash and cash equivalents were held by the Company’s foreign subsidiaries. Additionally, as of April 3, 2016, the Company had short-term available-for-sale investments of $243.8 million.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair value measurements at each reporting date were as follows:

July 3, 2016:

Assets and liabilities measured at fair value on a recurring basis were presented in the Company’s condensed consolidated balance sheet as of July 3, 2016.

	July 3, 2016 balance	Quoted prices in active markets for identical assets or liabilities Level 1	Significant other observable inputs Level 2	Significant other unobservable inputs Level 3
	(in thousands)
Assets
Money market funds	$11,676	$11,676	$—	$—
Corporate notes and bonds	135,477	—	135,477	—
Commercial paper	77,317	—	77,317	—
U.S. agency securities	34,480	—	34,480	—

Total investments	$258,950	$11,676	$247,274	$—

Liabilities
Contingent consideration	$1,909	$—	$—	$1,909

Assets
Cash equivalents	$11,676	$11,676	$—	$—
Short-term investments	247,274	—	247,274	—

Total investments	$258,950	$11,676	$247,274	$—

Liabilities
Accrued liabilities	$1,909	$—	$—	$1,909

Total contingent consideration	$1,909	$—	$—	$1,909

	July 3, 2016 amortized cost	gross unrealized gain	gross unrealized loss	July 3, 2016 estimated FMV
	(in thousands)
Corporate notes and bonds	$135,503	$11	$(37)	$135,477
Commercial paper	77,343	6	(32)	77,317
U.S. agency securities	34,457	23	—	34,480

Total available-for-sale investments	$247,303	$40	$(69)	$247,274

Money market funds				11,676

Total aggregate fair value				$258,950

The fair values of money market funds were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate notes and bonds, commercial paper and U.S. agency securities were derived from non-binding market consensus prices that are corroborated by observable market data.

None of the gross unrealized losses as of July 3, 2016 were considered to be other-than-temporary impairments.

There were no transfers of assets measured at fair value between Level 1 and Level 2 during the three months ended July 3, 2016.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

April 3, 2016:

Assets and liabilities measured at fair value on a recurring basis were presented in the Company’s condensed consolidated balance sheet as of April 3, 2016.

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
	(in thousands)
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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Level 3 financial liabilities:

The following table provides a summary of changes in fair value of the Company’s contingent consideration categorized as Level 3 for the three months ended July 3, 2016 and June 28, 2015:

	Three Months Ended
	July 3, 2016	June 28, 2015
	(in thousands)
Beginning balance	$1,909	$9,124
Add: Contingent consideration in connection with acquisitions
Payments made on contingent liabilities	—	—
Change in fair value and other	—	(5,307)

Ending balance	$1,909	$3,817

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

An increase in the estimate of probability of meeting the milestones could result in a significantly higher estimated fair value of the contingent consideration liability. Alternatively, a decrease in the estimate of probability of meeting the milestones could result in a significantly lower estimated fair value of contingent consideration liability. The fair value of contingent consideration was derived from a probability weighted earn-out model of future contingent payments. The cash payments are expected to be made upon meeting the milestones (see Note 8). The initial valuation of the contingent consideration was based on a collaborative effort of the Company’s engineering and finance departments, and third party valuation experts. The estimate of meeting the milestones and discount rates is reviewed quarterly and updated as and when necessary. Potential valuation adjustments will be made to adjust the contingent consideration payments. These adjustments will be recorded in the statements of operations.

In fiscal year 2016, the fair value of contingent consideration declined by $5.3 million. The decline in fair value was the result of a reduction in the probability of a design win milestone associated with the Movea, S.A. (“Movea”) acquisition from 50% to 0% and a reduction in the probability of a design win associated with the Trusted Positioning, Inc. (“TPI”) acquisition from 50% to 0%. The decline in fair value of the design win milestones for Movea and TPI was $4.0 million and $2.4 million, respectively, which were recorded as a credit to research and development expense. The earn-out payments for the Movea and TPI design win milestones were not made as these milestones were not met and expired during fiscal year 2016. Offsetting this amount is an increase in the fair value of two TPI cloud application milestones as a result of an increase in the estimated probability of achievement of those milestones. The increase in the fair value of the cloud application milestones was $1.1 million, which was recorded as a debit to research and development expense in fiscal year 2016. A design milestone for TPI was achieved and the payment of $1.9 million was made in fiscal year 2016. The last milestone of $1.9 million for TPI is expected to be paid in fiscal year 2017.

3. Balance sheet details

Inventories

Inventories at July 3, 2016 and April 3, 2016 consist of the following:

	July 3, 2016	April 3, 2016
	(in thousands)
Work in process	$32,124	$40,329
Finished goods	19,502	21,968

Total inventories	$51,626	$62,297

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Prepaid expenses and other current assets

Prepaid expenses and other current assets at July 3, 2016 and April 3, 2016 consist of the following:

	July 3, 2016	April 3, 2016
	(in thousands)
Prepaid expenses	$5,646	$5,256
Income tax receivable	77	156
Other receivables	994	1,676
Other current assets	1,295	2,162

Total prepaid expenses and other current assets	$8,012	$9,250

Property and equipment

Property and equipment at July 3, 2016 and April 3, 2016 consist of the following:

	July 3, 2016	April 3, 2016
	(in thousands)
Production and lab equipment	$54,215	$52,821
Computer equipment and software	9,783	9,074
Equipment under construction	669	607
Leasehold improvements and furniture and fixtures	8,568	8,396

Subtotal	73,235	70,898
Accumulated depreciation and amortization	(38,101)	(34,627)

Property and equipment—net	$35,134	$36,271

Depreciation expense for the three months ended July 3, 2016 and June 28, 2015 was $3.3 million and $3.1 million, respectively. Equipment under construction consists primarily of production and lab equipment. Equipment under construction is not subject to depreciation until it is available for its intended use. All of the equipment under construction is expected to be completed and placed in service by the end of fiscal 2017.

Accrued liabilities

Accrued liabilities at July 3, 2016 and April 3, 2016 consist of the following:

	July 3, 2016	April 3, 2016
	(in thousands)
Payroll-related expenses	$7,297	$8,030
Bonuses	3,002	5,040
Contingent consideration, current portion	1,908	1,908
Deferred revenue	1,727	1,949
Legal fees	293	197
Accrued contractual coupon interest payable on convertible senior notes	549	1,313
Income tax payable	1,834	553
Other tax payable	768	768
Customer deposit	2,750	4,008
Other accrued liabilities	7,133	6,482

Total accrued liabilities	$27,261	$30,248

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other long-term liabilities

Other long-term liabilities at July 3, 2016 and April 3, 2016 consist of the following:

	July 3, 2016	April 3, 2016
	(in thousands)
Long-term tax payable	$14,421	$13,928
Deferred rent	3,210	3,436
Deferred tax liabilities	2,790	3,026
Deferred revenue	3,900	4,100
Long-term debt	2,424	2,465
Other long-term liabilities	10	275

Total other long-term liabilities	$26,755	$27,230

4. Commitments and contingencies

Operating lease obligations

The Company has non-cancelable operating leases for its facilities through fiscal year 2022.

Future minimum lease payments, net of future minimum lease income, under operating leases as of July 3, 2016 are as follows:

Amount
Fiscal Years Ending:	(in thousands)
2017 (remainder)	4,081
2018	6,503
2019	6,600
2020	5,277
2021	1,388
Beyond	513

Total	$24,362

The Company’s lease agreements provide for rental payments which have certain lease incentives and graduated rental payments. As a result, the rent expense is recognized on a straight-line basis over the term of the lease. The Company’s rental expense under operating leases was approximately $1.2 million and $1.3 million for the three months ended July 3, 2016 and June 28, 2015, respectively. The Company’s rental income from sublease was approximately $0.4 million and $0.3 million for the three months ended July 3, 2016 and June 28, 2015, respectively.

Purchase Commitments

The Company has non-cancelable purchase commitments with its foundry vendors. Future minimum payments of $22.1 million under the purchase commitments as of July 3, 2016 are due in less than twelve months.

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

In January and March of 2015, purported shareholders filed five substantially similar class action complaints in the U.S. District Court, Northern District of California against the Company and two of the Company’s current and former executives (“Class Action Defendants”) (Jim McMillan v. InvenSense, Inc., et al. Case No. 3:15-cv-00084-JD, filed January 7, 2015; William Lendales v. InvenSense, Inc. et al., Case No. 3:15-cv-00142-VC, filed on January 12, 2015; Plumber & Steamfitters Local 21 Pension Fund v. InvenSense, Inc., et al., Case No. 5:15-cv-00249-BLF, filed on January 16, 2015; William B. Davis vs. InvenSense, Inc., et al., Case No. 5:15-cv-00425-RMW, filed on January 29, 2015; and Saratoga Advantage Trust Technology & Communications Portfolio v. InvenSense et al., Case No. 3:15-cv-01134, filed on March 11, 2015). On April 23, 2015, those cases were consolidated into a single proceeding which is currently pending in the U.S. District Court, Northern District of California and captioned In re InvenSense, Inc. Securities Litigation, Case No. 3:15-cv-00084-JD (the “Securities Case”), and the Vossen Group was designated as lead plaintiff. On May 26, 2015, the lead plaintiffs filed a consolidated amended class action complaint, which alleges that the defendants violated the federal securities laws by making materially false and misleading statements regarding our business results between July 29, 2014 and October 28, 2014, and seeks unspecified damages along with plaintiff’s costs and expenses, including attorneys’ fees. On June 25, 2015, the Class Action Defendants filed a motion seeking dismissal of the case and a hearing on that motion was held on October 7, 2015. On March 28, 2016, the court granted the motion to dismiss, in part with prejudice and in part with leave to amend. On April 18, 2016, the lead plaintiff’s counsel filed an amended complaint. On May 5, 2016, the Class Action Defendants filed a motion seeking dismissal of the case and a hearing on that motion was held on June 29, 2016. The Court has not yet issued an order. In light of the unresolved legal issues, the amount of any potential loss cannot be estimated. At this stage, the Company is unable to predict the outcome of this matter and, accordingly, cannot estimate the potential financial impact on the Company’s business, operating results, cash flows or financial position.

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

Robert Bosch GmbH (“Bosch”), one of the Company’s competitors, and the Company have each previously made generalized assertions of potential patent infringement by the other. On October 28, 2015, the Company and Bosch resolved all assertions of potential infringement between them and entered into a multi-year, worldwide patent cross license agreement for MEMS and sensor technologies, excluding patents covering InvenSense’s CMOS-MEMS eutectic bonding production process and Bosch’s two-layer porous silicon production process, and an upfront payment of $11.5 million to Bosch. The other terms of the settlement and the patent cross license agreement remain confidential and are not expected to have a material impact on the Company’s future results. Based on the status of the negotiations, the Company recognized a pre-tax charge of $11.7 million during the quarter ended June 28, 2015. On October 28, 2015, Bosch and the Company resolved all assertions of potential infringement made by the other. There were no significant changes to the final terms which required any additional charge in the fiscal year 2016. In the future, other third parties may assert against the Company and its customers and distributors, their patent and other intellectual property rights to technologies that are important to the Company’s business.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company is not aware of any other pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its condensed consolidated financial position, results of operations, or cash flows. However, the Company’s analysis of whether a claim may proceed to litigation cannot be predicted with certainty, nor can the results of litigation be predicted with certainty. Nevertheless, defending any of these actions, regardless of the outcome, may be costly, time consuming, distract management personnel, and have a negative effect on the Company’s business. An adverse outcome in any of these actions, including a judgment or settlement, may have a material adverse effect on the Company’s future business, operating results, and/or financial condition.

The Company indemnifies certain customers, distributors, suppliers and subcontractors for attorney fees and damages and costs awarded against such parties in certain circumstances in which the Company’s products are alleged to infringe third-party intellectual property rights, including patents, registered trademarks or copyrights. Indemnification costs are charged to operations as incurred.

The Company’s Third Amended and Restated Bylaws require the Company to indemnify its directors and officers and employees to the fullest extent permitted by the Delaware General Corporation Law (“DGCL”). In addition, the Company’s directors, the Company’s chief executive officer and certain executive officers have entered into separate indemnification agreements with the Company. The Company’s Second Amended and Restated Certificate of Incorporation, as amended, limits the liability of directors to the Company or its stockholders to the fullest extent permitted by the DGCL. The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters.

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

The Company separately accounts for the liability and equity components of the Notes. The initial debt component of the Notes was valued at $135.7 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 7.3%, with the equity component representing the residual amount of the proceeds of $39.3 million which was recorded as a debt discount. The issuance costs were allocated pro-rata based on the relative initial carrying amounts of the debt and equity components, including the Note hedges and warrants transactions described below. As a result, $2.5 million of the issuance costs were allocated to the equity component of the Notes, $3.0 million of issuance costs paid to the initial purchaser were accounted for as a debt discount and $0.25 million of the issuance costs were classified as other non-current assets. Debt issuance costs were reclassified and presented in the balance sheet as a direct deduction from the carrying value of the debt liability, consistent with the presentation of a debt discount in the first quarter of the Company’s fiscal year 2016 pertaining to the requirement of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The debt discount and the issuance costs allocated to the debt component are amortized as additional interest expense over the term of the Notes using the effective interest method. As of July 3, 2016, the remaining amortization period of the debt discount and the issuance costs is 2.3 years. The effective interest rate of the Notes is 7.84% per annum (1.75% coupon rate plus 6.09% of non-cash accretion expense).

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

The Note Hedges—On November 6 and 7, 2013, the Company purchased call options from a counterparty for an aggregate price of approximately $39.1 million, which gives the Company the right to buy from the counterparty up to approximately 8.0 million shares of the Company’s common stock at a price of $21.89 per share, subject to adjustments. The Note Hedge is exercisable upon conversion of the Notes for a number of shares equal to the product of 0.045683 and amount of the converted Note. Upon exercise of the Note Hedge, the Company will receive from the counterparty cash, shares of the Company’s common stock, or a combination thereof, equal to the amount by which the market price per share of the Company’s common stock exceeds $21.89 during the applicable valuation period. By the Note Hedge terms, the Company will receive cash and shares in a combination that offsets share dilution caused by conversion of the Notes.

Warrants—On November 6 and 7, 2013, the Company sold call options to the same counterparty for approximately $25.6 million, which gives the counterparty the right to buy from the Company up to approximately 8.0 million shares of the Company’s common stock at an exercise price of $28.66 per share, subject to adjustments, on a series of days commencing on February 1, 2019 and ending May 13, 2019. Upon exercise of the Warrants, the Company has the option to deliver cash or shares of its common stock equal to the difference between the market price on the exercise date and the strike price of the Warrants. Upon exercise of the Warrants, the Company will pay to the initial purchaser cash, shares of the Company’s common stock, or a combination thereof (at the Company’s choice), equal to the amount by which the market price per share of the Company’s common stock exceeds $28.66 during the applicable valuation period.

The Note Hedges and Warrants are classified in stockholders’ equity in the Company’s condensed consolidated balance sheets.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the principal amounts and related unamortized discount on the Notes :

	July 3, 2016	April 3, 2016
	(in thousands)
Principal amount of the Notes	$175,000	$175,000
Unamortized discount on the Notes	21,710	23,809
Unamortized debt issuance costs	139	153

Net carrying value	$153,151	$151,038

The following table presents the amount of interest expense recognized related to the Notes:

	Three Months Ended
	July 3, 2016	June 28, 2015
	(in thousands)
Contractual coupon interest expense	$764	$764
Accretion of debt discount	2,099	1,945
Amortization of debt issuance costs	14	13

Total interest expense related to the Notes	$2,877	$2,722

As of July 3, 2016, the Company’s aggregate future principal debt maturities are as follows:

Fiscal Year	July 3, 2016
(in thousands)
2019	$175,000

Total	$175,000

The Notes are shown in the accompanying condensed consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market each period. The approximate fair value of the Notes as of July 3, 2016 was $163.4 million. The fair value of the Notes was determined using quoted market prices for similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

6. Stockholders’ equity

Stock plans

In July 2011, the Company’s Board of Directors and its stockholders approved the establishment of the 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provides for annual increases in the number of shares available for issuance thereunder on the first business day of each fiscal year, equal to four percent (4%) of the number of shares of the Company’s common stock outstanding as of such date, which resulted in an annual increase of 3.7 million shares for fiscal year 2017.

Under the 2011 Plan, the Board of Directors may grant either incentive stock options, nonqualified stock options, or stock awards to eligible persons, including employees, nonemployees, members of the Board of Directors, consultants and other independent advisors who provide services to the Company.

The Company’s 2004 Stock Incentive Plan (the “2004 Plan”), was adopted by the Company’s board of directors and approved by the Company’s stockholders on April 13, 2004, and was last amended on August 31, 2011. The 2004 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to employees and any parent and subsidiary corporation’s employees, and for the grant of non-qualified stock options and restricted stock to employees, directors and consultants and any parent and subsidiary corporation’s employees. The Company has not granted any additional awards under the 2004 Plan following the completion of the Company’s initial public offering in November 2011. However, the 2004 Plan continues to govern the terms and conditions of outstanding awards granted thereunder.

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

Stock option activities of the Company under the 2011 Plan and 2004 Plan (the “Plans”) are as follows (in thousands, except per share amounts):

	Options issued and outstanding	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Balance — April 3, 2016	10,126	$12.76	7.53	$5,016
Options granted	2,595	5.77
Exercised options	(23)	6.08
Cancelled options	(567)	14.92

Balance — July 3, 2016	12,131	$11.18	7.73	$2,299

Vested and expected to vest — July 3, 2016	10,683	$11.44	7.51	$1,986
Exercisable — July 3, 2016	5,208	$12.15	5.98	$1,228

Valuation of stock-based awards

The Company applies the provisions of ASC 718-10 “Compensation—Stock Compensation” which establishes the accounting for stock-based awards based on the fair value of the award measured at grant date. Accordingly, stock-based compensation cost is recognized in the condensed consolidated statements of operations as a component of both cost of revenues and operating expenses over the requisite service period. ASC 718-10 requires tax benefits in excess of compensation cost to be reported as a financing cash flow rather than as a reduction of taxes paid. The determination of the fair value of stock-based payment awards on the date of grant using the Black-Scholes option pricing model is affected by the volatilities of a peer group of companies based on industry, stage of life cycle, size and financial leverage, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company uses historical experience to estimate expected term. The expected volatility was based on the historical stock volatilities of the Company’s historical data with that of a peer group of publicly listed companies over a period equal to the expected terms. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term. The Company does not anticipate paying any cash dividends in the foreseeable future and, therefore, uses an expected dividend yield of zero.

The aggregate intrinsic value of the stock options exercised during the three months ended July 3, 2016 and June 28, 2015 was $22,000 and $2.3 million, respectively. The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the estimated fair market value of the underlying common stock at the date of exercise.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The number of options expected to vest takes into account an estimate of expected forfeitures. As of July 3, 2016, the remaining unamortized stock-based compensation expense, reduced for estimated forfeitures related to non-vested options, was $19.2 million to be amortized over a weighted-average remaining period of 3.4 years. Total unrecognized expense will be adjusted for future changes in estimated forfeitures.

The Company used the following weighted-average assumptions in determining stock-based compensation expense for options granted in the three months ended July 3, 2016 and June 28, 2015

	Three Months Ended
	July 3, 2016	June 28, 2015
Expected term (in years)	5.5	5.1
Volatility	49.0%	45.2%
Risk-free interest rate	1.4%	1.5%
Dividend rate	0%	0%

The weighted-average grant date fair value of the Company’s stock options granted in the three month ended July 3, 2016 and June 28, 2015 was $2.65 and $6.14 per share, respectively.

Market-based awards

During the three months ended July 3, 2016, the Company’s chief executive officer was granted options to purchase an aggregate of 700,000 shares of common stock with an exercise price of $5.65 per share. Vesting is contingent upon meeting various price target thresholds that will trigger a four year ratable vesting period if the minimum twenty day closing stock prices cross thresholds of $12.50, $15.50 and $17.50. The vesting threshold of one of the awards was subsequently changed from $15.50 to $15.00. As of July 3, 2016, zero shares were exercisable pursuant to the options. The exercise price of the options represents the closing price of the Company’s common stock on the date of grant, and the options have a term of 10 years. The fair value of each option granted was estimated on the date of grant using a Monte Carlo Simulation analysis valuation model, assumes that price target thresholds will be achieved and results in an estimated term of 7.9 years. Even if the price target thresholds are not met, compensation cost is not reversed. The Company used the following assumptions in estimating the fair value of the award; expected volatility 44.0%, expected dividends 0%, and risk-free rate of 1.75%. The weighted-average grant-date fair value of options granted during the period was $2.16. At July 3, 2016, there was $1.5 million of total unrecognized compensation expense to be recognized over a period of approximately 8 years.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted stock units and restricted stock

Restricted stock unit and restricted stock activity of the Company under the Plans are as follows:

Restricted stock units and restricted stock activities	Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands, except per share amount)
Unvested at April 3, 2016	4,972	$13.47
Granted	896	6.10
Released	(365)	14.54
Forfeited	(313)	14.65

Unvested at July 3, 2016	5,190	$12.05

Restricted stock units and restricted stock granted to employees are generally subject to the employee’s continued service to the Company over the vesting period. The fair value of restricted stock units and restricted stock is determined using the fair value of the Company’s common stock on the date of the grant. Compensation expense is generally recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. As of July 3, 2016, the remaining unamortized stock-based compensation expense, reduced for estimated forfeitures related to non-vested restricted stock units and restricted stock, was $41.4 million to be amortized over a weighted-average remaining period of 2.7 years.

The weighted-average grant-date fair value per share of restricted stock units and restricted stock awarded in the three months ended July 3, 2016 and June 28, 2015 was $6.10 and $15.07, respectively.

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

At the 2015 annual meeting of stockholders, stockholders of the Company approved an amendment to the ESPP to increase the number of shares of common stock reserved for future issuance by 1,000,000 shares which brought the total amount of common stock reserved for issuance pursuant to the ESPP to an aggregate of 1,400,000 shares. As of July 3, 2016, 722,000 shares had been purchased pursuant to the ESPP.

Compensation expense recognized in connection with the ESPP was $0.2 million for each of the three months ended July 3, 2016 and June 28, 2015.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common stock

As of July 3, 2016 and April 3, 2016, common stock reserved for future issuance was as follows:

Common stock reserved for issuance	July 3, 2016	April 3, 2016
	(in thousands)
Stock plans
Outstanding stock options	12,131	10,126
Outstanding restricted stock units and restricted stock	5,190	4,972
Reserved for future equity incentive grants	10,414	9,295

	27,735	24,393
Purchase plan	678	1,000
Shares issuable upon exercise of warrants to purchase common stock	7,995	7,995

Total common stock reserved for future issuances	36,408	33,388

Stock-based compensation expense

Total employee stock-based compensation cost for the Company’s stock plans for the three months ended July 3, 2016 and June 28, 2015 is as follows:

	Three Months Ended
	July 3, 2016	June 28, 2015
	(in thousands)
Cost of revenue	$616	$600
Research and development	4,074	3,835
Selling, general and administrative	3,486	4,200

Total stock-based compensation expense	$8,176	$8,635

7. Income taxes

In the three months ended July 3, 2016 and June 28, 2015, the Company recorded an income tax provision of $1.87 million and $0.2 million, respectively. The primary difference between the 2016 effective tax rate and the federal statutory tax rate relates to the valuation allowances on certain of the Company’s net operating losses and tax credits, foreign tax rate differences, integration of acquired technologies, and non-deductible stock-based compensation expense.

On July 27, 2015, the Tax Court issued an opinion (Altera Corp. et al. v. Commissioner) regarding the treatment of stock-based compensation expense in intercompany cost-sharing arrangements. However, U.S. Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Also, there is uncertainty related to the Internal Revenue Service (“IRS”) response to the Tax Court opinion, the final resolution of this issue, and the potential favorable benefits to the Company. As such, no impact will be recorded at this time. The Company will continue to monitor developments related to this opinion and the potential impact of those developments on the Company’s current and prior fiscal years.

The Company does not provide for federal income taxes on undistributed earnings of its foreign subsidiaries because it is the Company’s intent to reinvest earnings in definitely offshore.

The Company has recorded $33.4 million of uncertain tax positions within “Other long-term liabilities” on the condensed consolidated balance sheet as at July 3, 2016. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next twelve months. While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, the Company’s provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

The Company is in the process of an IRS examination for tax years 2011, 2012, 2013 and 2014. The Company may be subject to examination by California for tax years 2010 and forward. Generally, the Company is subject to routine examination for tax years 2008 and forward in various foreign tax jurisdictions in which it operates.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Acquisition

The Company completed one acquisition in fiscal year 2016 and two acquisitions in fiscal year 2015. The acquisitions have been accounted for under ASC 805. Under ASC 805, the total purchase consideration of the acquisition is allocated to the tangible assets and identifiable intangible assets and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets is recorded as goodwill, and was derived from expected benefits from future technology development, synergies and the knowledgeable and experienced workforce who joined the Company after the acquisition.

Fiscal year 2016

In December 2015, the Company acquired certain assets of Spirit Corp LLC and its affiliates used in the development of navigation solutions. The total cash consideration associated with the acquisition was approximately $7 million for which the purchase price was attributable to the acquired in-process research and development. The fair value of in-process research and development was determined using a cost approach, which includes an estimate of time and expenses required to recreate the intangible asset. The Company also will record approximately $1 million post-acquisition expense that may be payable in the future should certain specified milestones be met. This acquisition is not significant to the Company’s results of operations.

Fiscal year 2015

Movea S.A

On July 22, 2014, the Company acquired 100% equity interest of Movea, a leading provider of software for ultra-low power location, activity tracking and context sensing.

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

The purchase price included $2.6 million of long-term debt which was included in the long-term liabilities. The debt was measured at fair value using the effective interest rate method which approximates carrying value as of July 3, 2016.

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

Trusted Positioning, Inc.

On August 29, 2014, the Company completed the acquisition of TPI, which is an indoor/outdoor positioning software company.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

9. Goodwill and intangible assets

The Company monitors the recoverability of goodwill recorded in connection with acquisitions annually, or whenever events or changes in circumstances indicate the carrying value may not be recoverable. There were no changes in the carrying amount of goodwill since April 3, 2016. The Company performs the annual goodwill impairment analysis during the third quarter of each fiscal year. As of and for the three months ended July 3, 2016, the Company concluded that the $139.2 million of goodwill was not impaired.

Purchased intangible assets subject to amortization consist primarily of developed technology, customer relationships and patents and are reported net of accumulated amortization. Developed technology, customer relationships and patents are amortized on a straight line basis over the estimated useful life of the assets. In-process research and development (“IPR&D”) is assessed for impairment until the development is completed and products are available for sale. In fiscal year 2015, the Company recorded $0.8 million of impairment on IPR&D on the MEMS Microphone business. In fiscal year 2016, one product from one of the IPR&D projects was released to production. The IPR&D value allocated to this project of $3.3 million was transferred to developed technology. The estimated useful life for this technology is five years. Another product from one of the IPR&D projects was also released to production in fiscal year 2016. The IPR&D value allocated to this project of $1.7 million was transferred to developed technology. The amortization of the product started in the first quarter of fiscal year 2017. The estimated useful life for this technology is also five years. The costs that the Company incurred on the IPR&D projects after the acquisition were expensed. The Company expects to complete the remaining IPR&D project during fiscal year 2017 at which time amortization will commence.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization for acquired intangible assets for the three months ended July 3, 2016 and June 28, 2015 was approximately $2.4 million and $2.1 million, respectively. The following table represents intangible assets and accumulated amortization:

	July 3, 2016
	Gross	Accumulated amortization	Net
	(in thousands)
Developed technology	$49,310	$19,387	$29,923
Customer relationships	1,560	594	966
Patents	2,120	534	1,586

Total intangible assets subject to amortization	$52,990	$20,515	$32,475

	April 3, 2016
	Gross	Accumulated amortization	Net
	(in thousands)
Developed technology	$49,310	$17,159	$32,151
Customer relationships	1,560	539	1,021
Patents	2,120	443	1,677

Total intangible assets subject to amortization	$52,990	$18,141	$34,849

The estimated future amortization expense related to intangible assets at July 3, 2016, is as follows:

Estimated amortization
Fiscal Year	(in thousands)
2017 (remainder)	7,126
2018	9,500
2019	9,500
2020	5,556
2021	793

Total	$32,475

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, the Consolidated Financial Statements and Notes thereto for the year ended April 3, 2016, and with management’s discussion and analysis of our financial condition and results of operations included in our Annual Report on Form 10-K with the Securities and Exchange Commission (SEC) on May 25, 2016.

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These forward-looking statements include our expectations as to future sales of consumer electronics devices that could potentially integrate motion processors, our expectation that our products will remain a component of customers’ products throughout any such product’s life cycle, our belief that users of our products are likely to introduce these products into other devices as well as to adopt our more advanced devices, our belief that certain end-markets pose large growth opportunities for motion processing functionality, our ability to protect our intellectual property in the United States and abroad, our belief in the sufficiency of our cash flows to meet our needs and our future financial and operating results. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-Q. These factors include, but are not limited to, the risks referred to under Item 1A. of Part I — “Risk Factors,” included in the Company’s Annual Report on Form 10-K filed on May 25, 2016 with the SEC and Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussed elsewhere in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

Overview

Business overview

We are a leader in sensor solutions, particularly sensors that combine microelectromechanical systems (MEMS) transducers, such as accelerometers, gyroscopes, barometers, compasses, and microphones, with proprietary algorithms, processors and firmware that synthesize and calibrate sensor output data. We utilize a fabless model, leveraging generally available complementary metal oxide semiconductor (CMOS) and MEMS foundries to whom we have granted licenses to use our proprietary enhancements and improvements for our benefit, as well as semiconductor packaging and services vendors. We perform critical test and calibration functions in our wholly owned subsidiary located in Hsinchu, Taiwan. We design our products and solutions in California, Massachusetts, China, Taiwan, Korea, Japan, France, Canada, Slovakia, and Italy.

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

	Three Months Ended
	July 3, 2016	June 28, 2015
	(in thousands)
Net revenue	$60,636	$106,296

Net revenue for the three months ended July 3, 2016 decreased by $45.7 million, or 43%, compared to the corresponding period last year, primarily due to lower volume shipments to manufacturers of smartphones, tablet devices and camera modules incorporating optimal image stabilization, combined with lower per unit average selling prices. Total unit shipments decreased by approximately 40% and overall average unit selling price decreased slightly compared to the corresponding period last year.

For the three months ended July 3, 2016, Apple accounted for 46% of net revenue. For the three months ended June 28, 2015, three customers each accounted for 38% (Apple), 23% (Samsung) and 10% (Xiaomi) of net revenue.

Net revenue by target end market

	Three Months Ended
	July 3, 2016	June 28, 2015
	(in thousands)
Smartphone and tablet devices	$38,236	$77,020
% of net revenue	63%	72%
Optical image stabilization	$7,343	$16,750
% of net revenue	12%	16%
IoT and other	$15,057	$12,526
% of net revenue	25%	12%

The net revenue decrease for the smartphone and tablet end market in the three months ended July 3, 2016 compared to the corresponding period last year reflects the weak macro environment combined with increased competition for market share across this market segment. The net revenue decrease for the optimal image stabilization end market in the three months ended July 3, 2016 primarily reflects a loss of market share at a major customer in Korea. The net revenue growth and contribution to total net revenue for the Internet of Things and other end market in the three months ended July 3, 2016 primarily reflects increased adoption and expansion of a range of consumer electronic products in this market.

Net revenue by geographic region

	Three Months Ended
Region	July 3, 2016	June 28, 2015
	(in thousands)
United States	$30,105	$43,803
China	12,446	24,606
Korea	5,794	28,723
Japan	5,280	4,136
Taiwan	5,425	3,186
Rest of world	1,586	1,842

	$60,636	$106,296

We report revenue by geographic region based upon the location of the headquarters of our customers. We primarily sell our products directly to customers and distributors in Asia and North America. Sales into companies headquartered in Asian countries constituted 48% of our net revenue in the three months ended July 3, 2016 compared with 57% of our net revenue in the three months ended June 28, 2015. The net revenue decreases in the United States and China reflect lower demand for our products primarily by mobile device manufacturers and consumer electronics manufacturers. The net revenue decrease in Korea in the three months ended July 3, 2016 compared to the corresponding period last year resulted from a loss of market share at a major customer.

We believe that a substantial majority of our net revenue will continue to come from sales to customers in Asia and from sales to customers headquarted in the United States, but use contract manufacturers in Asia. As a result of this regional customer concentration, we may be subject to economic and political events and other developments that impact our customers in Asia. For more information, see the section titled “Risk Factors—Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business,” referred to under Item 1A. of Part I in our Annual Report on Form 10-K filed on May 25, 2016 with the SEC.

Gross profit and gross margin

Gross profit is the difference between net revenue and cost of revenue and gross margin is gross profit as a percentage of net revenue.

	Three Months Ended
	July 3, 2016	June 28, 2015
	(in thousands)
Gross profit	24,745	44,831
% of net revenue	41%	42%

Gross profit decreased by $20.1 million in the three months ended July 3, 2016, as compared to the corresponding period last year, primarily due to a decrease in unit sales of our products combined with decreases in average selling prices per unit. Gross profit as a percentage of net revenue, or gross margin, decreased slightly primarily due to decreased average selling prices per unit in the three months ended July 3, 2016 as compared to the corresponding period last year.

We expect gross margins to fluctuate during future periods due to changes in product mix, average unit selling prices, manufacturing costs, manufacturing yields, amortization of acquired intangible assets, levels of inventory valuation and excess reserves recorded, if any, and levels of product demand.

Research and development

Research and development expense primarily consists of personnel related expenses (including employee cash compensation and benefits, and stock-based compensation), contract engineering services, reference design development costs, development testing and evaluation costs, depreciation expense, amortization of certain acquisition intangibles and allocated occupancy costs. Research and development activities include the design of new products, refinement of existing products and processes and design of test methodologies, including hardware and software to ensure compliance with required specifications. All research and development costs are expensed as incurred. We expect our research and development expenses to increase slightly on an absolute basis in the near future as we continue to expand our product offerings and enhance existing products.

	Three Months Ended
	July 3, 2016	June 28, 2015
	(in thousands)
Research and development	$26,541	$20,255
% of net revenue	44%	19%

Research and development expense for the three months ended July 3, 2016 increased by $6.3 million, or 31%, primarily attributable to a contingent consideration credit adjustment in the three months ended June 28, 2015 (see Note 8 to the Condensed Consolidated Financial Statements) that resulted in lowering research and development expenses by $5.3 million for the three months ended June 28, 2015. Excluding this credit, research and development expense for the three months ended July 3, 2016 increased by $0.9 million compared to the corresponding period last year. The increase was primarily due to a $1.5 million increase in employee compensation and benefits costs largely from higher headcount, and a $1.1 million increase in third-party project and contractor costs associated with new product development. These were partially offset by a $1.9 million decrease in engineering supplies related to reduced manufacturing activities. Research and development headcount was 331 at the end of July 3, 2016 and 312 at the end of June 28, 2015.

Selling, general and administrative

Selling, general and administrative expense primarily consists of personnel related expenses (including employee cash compensation and benefits, and stock-based compensation), sales commissions, field application engineering support, travel costs, professional and consulting fees, legal fees, depreciation expense and allocated occupancy costs. We expect selling, general and administrative expenses to remain flat or increase slightly on an absolute basis in the near future.

	Three Months Ended
	July 3, 2016	June 28, 2015
	(in thousands)
Selling, general and administrative	$13,862	$15,824
% of net revenue	23%	15%

Selling, general and administrative expense decreased by $2.0 million, or 12%, in the three months ended July 3, 2016 compared to the corresponding period last year. The decrease was primarily attributable to a $1.3 million decrease in employee compensation and benefits costs mainly due to a decrease in headcount and a $0.8 million decrease in outside services expenses primarily resulting from decreased legal costs. Selling, general and administrative headcount decreased to 152 at the end of July 3, 2016 from 155 at the end of June 28, 2015.

Legal settlement accrual

	Three Months Ended
	July 3, 2016	June 28, 2015
	(in thousands)
Legal settlement accrual	$—	11,708
% of net revenue	—%	11%

During the three months ended June 28, 2015, we recorded a charge of $11.7 million related to the settlement with Bosch for assertions of potential infringement made by Bosch.

Interest expense

	Three Months Ended
	July 3, 2016	June 28, 2015
	(in thousands)
Interest (expense)	$(2,881)	$(2,724)
% of net revenue	5%	3%

Interest (expense) for the three months ended July 3, 2016 and June 28, 2015 was related to the Convertible Senior Notes issued in the third quarter of fiscal year 2014.

Other income (expense), net

	Three Months Ended
	July 3, 2016	June 28, 2015
	(in thousands)
Other income (expense), net	$226	$61
% of net revenue	0%	0%

Other income (expense), net was $0.2 million and $0.1 million for the three months ended July 3, 2016 and June 28, 2015, respectively. Other income (expense), net increased by $0.2 million due to higher interest income for the three months ended July 3, 2016 as compared to the corresponding period of last year.

Income tax provision

	Three Months Ended
	July 3, 2016	June 28, 2015
	(in thousands)
Income tax provision	$1,872	$228
% (Loss) before income tax	(10)%	(4)%

In the three months ended July 3, 2016 and June 28, 2015, the Company recorded an income tax provision of $1.87 million and $0.2 million, respectively. The primary difference between the 2016 effective tax rate and the federal statutory tax rate relates to the valuation allowances on certain of the Company’s net operating losses and tax credits, foreign tax rate differences, integration of acquired technologies, and non-deductible stock-based compensation expense.

On July 27, 2015, the Tax Court issued an opinion (Altera Corp. et al. v. Commissioner) regarding the treatment of stock-based compensation expense in intercompany cost-sharing arrangements. However, the U.S. Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Also, there is uncertainty related to the IRS response to the Tax Court opinion, the final resolution of this issue, and the potential favorable benefits to the Company. As such, no impact will be recorded at this time. The Company will continue to monitor developments related to this opinion and the potential impact of those developments on the Company’s current and prior fiscal years.

The Company does not provide for federal income taxes on undistributed earnings of its foreign subsidiaries because it is the Company’s intent to reinvest earnings indefinitely offshore.

The Company has recorded $33.4 million of uncertain tax positions within “Other long-term liabilities” on the condensed consolidated balance sheet as at July 3, 2016. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next twelve months. While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, the Company’s provisions on federal, state and foreign tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

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

We believe that the assumptions and estimates associated with income taxes, inventory valuation, stock-based compensation, loss contingencies, warranty reserves, goodwill, valuation of acquired assets, and valuation of convertible senior notes, including the related convertible notes hedges and warrants have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to the our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on May 25, 2016.

Liquidity and capital resources

As of July 3, 2016, we had $270.3 million of cash, cash equivalents and investments. We believe our current cash, cash equivalents and investments will be sufficient to satisfy our liquidity requirements for the next 12 months. Our liquidity may be negatively impacted as a result of a decline in sales of our products due to a decline in our end markets, decreases in sales of our customers’ products in the market, or the adoption of competitors’ products by our customers or end users. Additionally, $13.2 million of the $23.1 million of our cash and cash equivalents were held by our foreign subsidiaries as of July 3, 2016. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the United States, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

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

The change in cash and cash equivalents for the three months ended July 3, 2016 and June 28, 2015 was as follows:

	Three Months Ended
	July 3, 2016	June 28, 2015
	(in thousands)
Net cash provided by (used in) operating activities	$(14,255)	$25,262
Net cash used in investing activities	(5,499)	(41,404)
Net cash provided by financing activities	1,703	3,364

Net decrease in cash and cash equivalents	$(18,051)	$(12,778)

Net cash provided by (used in) operating activities

Net cash used in operating activities for the three months ended July 3, 2016 of $14.3 million was primarily due to a net loss of $20.2 million and a change in operating assets and liabilities of $10.4 million, offset partially by non-cash expenses of $16.4 million. The changes in our net operating assets and liabilities of $10.4 million were primarily comprised of a net decrease of $25.7 million in accounts payable and accrued liabilities primarily due to timing of inventory purchases, partially offset by a decrease of $10.7 million in inventories and a decrease of $3.5 million in accounts receivable due to decrease in sales volume. The non-cash expense of $16.4 million consisted primarily of stock-based compensation of $8.2 million, depreciation and amortization of $5.7 million and a non-cash interest expense of $2.1 million.

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

Net cash used in investing activities

Net cash used in investing activities for the three months ended July 3, 2016 of $5.5 million primarily reflected the purchase of available-for-sale investments of $60.1 million and the purchase of property and equipment of $1.9 million, partially offset by the sale and maturity of available-for-sale investments of $56.4 million.

Net cash used in investing activities in the three months ended June 28, 2015 of $41.4 million primarily reflected the purchase of available-for-sale investments of $54.4 million and the purchase of property and equipment of $2.3 million, partially offset by the sale and maturity of available-for-sale investments of $15.4 million.

Net Cash provided by financing activities

Net cash provided by financing activities for the three months ended July 3, 2016 of $1.7 million resulted primarily from proceeds from the issuance of common stock.

Net cash provided by financing activities in the three months ended June 28, 2015 of $3.4 million resulted primarily from proceeds from the issuance of common stock.

Off Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 3, 2016, we were not involved in any unconsolidated SPE transactions.

Warranties and Indemnification

In connection with the sale of our products in the ordinary course of business, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and agree to indemnify customers against third-party claims for such infringement. Further, our certificate of incorporation and bylaws require us to indemnify our officers and directors against any action that may arise out of their services in that capacity. We have not been subject to any material liabilities under such provisions and therefore believe that our exposure for these indemnification obligations is minimal. Accordingly, we have no liabilities recorded for these indemnity agreements as of July 3, 2016.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of July 3, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Convertible senior notes obligations	$175,000	$—	$175,000	$—	$—
Interest on convertible senior notes obligations	7,122	3,054	4,068	—
Operating lease obligations	24,362	5,691	13,121	5,313	237
Purchase obligations	22,095	22,095	—	—	—

Total contractual obligations	$228,579	$30,840	$192,189	$5,313	$237

Convertible senior notes and interest on convertible senior notes obligations relate to the convertible senior notes issued in November 2013. See Note 5 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of the convertible senior notes.

Operating leases consist of contractual obligations from agreements for non-cancelable office space, net of future minimum lease income. Minimum sublease income from third parties was approximately $0.4 million and $0.3 million for the three months ended July 3, 2016 and June 28, 2015. In the event of the failure of a third party to comply with its obligations under the subleases, we remain contractually obligated, as primary lessee, under the lease.

Purchase obligations consist of the minimum purchase commitments made to contract manufacturers.

Included in our gross unrecognized tax benefits balance of $33.4 million at July 3, 2016 are $18.4 million of tax positions which would affect income tax expense if recognized. As of July 3, 2016, approximately $15.0 million of unrecognized tax benefits including $12.1 million in federal and $2.9 million in state would be offset by a change in valuation allowance. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur. As a result, these amounts are not included in the tables above.

Recent Accounting Pronouncements

The information set forth under Note 1 – Organization and Summary of Significant Accounting Policies – of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report, is hereby incorporated by reference herein.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting InvenSense, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended April 3, 2016. Our exposure to market risk has not changed materially since April 3, 2016.

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

The information required by this Item 1 of Part II is set forth under Note 4 – Commitments and Contingencies – of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report, and is hereby incorporated by reference herein.

ITEM 1A.	RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. The risks facing our business have not changed materially from those discussed in our Annual Report on Form 10-K for the fiscal year ended April 3, 2016.

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

Dated: August 3, 2016	INVENSENSE, INC.

	By:	/s/ Mark P. Dentinger
Mark P. Dentinger
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of July 3, 2016 and April 3, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended July 3, 2016 and June 28, 2015 (iii) Condensed Consolidated Statements of Comprehensive loss for three months ended July 3, 2016 and June 28, 2015 (iv) Condensed Consolidated Statements of Cash Flows for the three months ended July 3, 2016 and June 28, 2015, and (v) Notes to Condensed Consolidated Financial Statements.