Form 10-Q
period 2016-10-02
InvenSense Inc
filed 2016-11-04
CIK 1294924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2016

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 21, 2016
Common Stock, $0.001 par value	93,973,000

INVENSENSE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVENSENSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	October 2, 2016	April 3, 2016
Assets
Current assets:
Cash and cash equivalents	$37,047	$41,105
Short-term investments	239,121	243,755
Accounts receivable	36,599	41,447
Inventories	46,101	62,297
Prepaid expenses and other current assets	9,187	9,250

Total current assets	368,055	397,854
Property and equipment, net	33,140	36,271
Intangible assets, net	43,988	43,169
Goodwill	143,320	139,175
Other assets	5,778	5,992

Total assets	$594,281	$622,461

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,507	$35,200
Accrued liabilities	31,123	30,248

Total current liabilities	47,630	65,448
Long-term debt	155,310	151,038
Other long-term liabilities	26,703	27,230

Total liabilities	229,643	243,716

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value — 20,000 shares authorized, no shares issued and outstanding at October 2, 2016 and April 3, 2016	—	—
Common stock:
Common stock, $0.001 par value — 750,000 shares authorized, 93,855 shares issued and outstanding at October 2, 2016; 93,010 shares issued and outstanding at April 3, 2016;	321,956	303,153
Accumulated other comprehensive (loss)	(241)	(26)
Retained earnings	42,923	75,618

Total stockholders’ equity	364,638	378,745

Total liabilities and stockholders’ equity	$594,281	$622,461

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Net revenue	$79,831	$112,545	$140,467	$218,841
Costs of revenue	46,299	65,974	82,190	127,439

Gross profit	33,532	46,571	58,277	91,402
Operating expenses:
Research and development	28,144	24,991	54,685	45,246
Selling, general and administrative	14,869	15,186	28,731	31,010
Legal settlement	—	—	—	11,708

Total operating expenses	43,013	40,177	83,416	87,964

Income (loss) from operations	(9,481)	6,394	(25,139)	3,438
Interest expense	(2,925)	(2,765)	(5,806)	(5,489)
Other income (expense), net	138	104	364	165

Income (loss) before income taxes	(12,268)	3,733	(30,581)	(1,886)
Income tax provision (benefit)	242	(1,960)	2,114	(1,732)

Net income (loss)	$(12,510)	$5,693	$(32,695)	$(154)

Net income (loss) per share of common stock:
Basic	$(0.13)	$0.06	$(0.35)	$(0.00)

Diluted	$(0.13)	$0.06	$(0.35)	$(0.00)

Weighted average shares outstanding used in computing net income (loss) per share:
Basic	93,657	91,574	93,447	91,325

Diluted	93,657	92,569	93,447	91,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Net income (loss)	$(12,510)	$5,693	$(32,695)	$(154)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(212)	(59)	(215)	(98)

Comprehensive income (loss)	$(12,722)	$5,634	$(32,910)	$(252)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	October 2, 2016	September 27, 2015
Cash flows from operating activities:
Net loss	$(32,695)	$(154)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,781	6,245
Amortization of intangible assets	4,882	4,503
Non cash interest expense	4,271	3,958
Loss on other investments	325	—
Stock-based compensation expense	17,221	17,683
Contingent consideration adjustment	—	(5,307)
Deferred income tax assets	75	(3,498)
Tax effect of employee benefit plan	—	(758)
Changes in operating assets and liabilities:
Accounts receivable	4,847	(5,912)
Inventories	16,196	13,421
Prepaid expenses and other assets	6	2,113
Other assets	398	(1,833)
Accounts payable	(18,623)	12,444
Accrued liabilities	506	15,872

Net cash provided by operating activities	$4,190	$58,777

Cash flows from investing activities:
Acquisitions, net of cash acquired	(9,845)	—
Purchase of property and equipment	(3,784)	(3,953)
Sales and maturities of available-for-sale investments	143,011	71,843
Purchase of available-for-sale investments	(138,731)	(145,732)
Operating lease deposit	(207)	—
Other non-marketable investments	(300)	—

Net cash used in investing activities	(9,856)	(77,842)

Cash flows from financing activities:
Proceeds from the issuance of common stock	1,702	3,590
Repayment of loan	(94)	—

Net cash provided by financing activities	1,608	3,590

Net decrease in cash and cash equivalents	(4,058)	(15,475)
Cash and cash equivalents:
Beginning of period	41,105	85,637

End of period	$37,047	$70,162

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,531	$1,531

Cash paid for income taxes	$455	$294

Noncash investing and financing activities:
Unpaid purchases of property and equipment	$356	$604

Unrealized loss from available-for-sale investments	$(241)	$(157)

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

The first and second fiscal quarters in each of the two most recent fiscal years included 13 weeks.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The condensed consolidated balance sheet as of April 3, 2016, included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect adjustments, consisting of all normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results of operations for the period ended October 2, 2016 is not necessarily indicative of the results to be expected for the fiscal year ending April 2, 2017 or for any future year or interim period.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. In accordance with Accounting Standard Codification (“ASC”) 350, the Company reviews goodwill for impairment at the reporting unit level on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. The Company monitors the recoverability of goodwill recorded in connection with acquisitions annually, or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs the annual goodwill impairment analysis in the third quarter of each fiscal year. As of October 2, 2016, no events or changes in circumstances indicate the carrying value may not be recoverable.

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

One distributor accounted for 66% of accounts receivable and one customer accounted for 14% of accounts receivable at October 2, 2016. One distributor accounted for 49% of accounts receivable and one customer accounted for 20% of accounts receivable at September 27, 2015.

For the three months ended October 2, 2016, Apple Inc. (“Apple”) and GH Development Holdings Limited (“GHIC”) accounted for 58% and 11% of total net revenue, respectively. For the three months ended September 27, 2015, Apple and Samsung Electronics Co., Ltd. (“Samsung”) accounted for 34% and 19% of total net revenue, respectively. For the six months ended October 2, 2016, Apple accounted for 53% of net revenue. For the six months ended September 27, 2015, Apple and Samsung accounted for 36% and 21% of total net revenue, respectively.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Warranty

The Company offers one year standard warranty on its products. In selective cases, the warranty period can be extended to multiple years. The Company’s accrual for anticipated warranty costs includes management’s judgment regarding anticipated rates of warranty claims and associated repair costs. The following table summarizes the activity related to product warranty liability during the six months ended October 2, 2016 and September 27, 2015:

	Six Months Ended
	October 2, 2016	September 27, 2015
	(in thousands)
Beginning balance	$625	$341
Provision for warranty	682	421
Adjustments related to changes in estimate	(519)	(204)
Less: actual warranty costs	(18)	(82)

Ending balance	$770	$476

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(in thousands, except per share data)
Numerator:
Basic and diluted
Net income (loss)	$(12,510)	$5,693	$(32,695)	$(154)

Denominator:
Basic shares:
Weighted-average shares used in computing basic net income (loss) per share	93,657	91,574	93,447	91,325

Diluted shares:
Weighted-average shares used in computing basic net income (loss) per share	93,657	91,574	93,447	91,325
Effect of potentially dilutive securities:
Stock options and unvested restricted stock	—	995	—	—

Weighted-average shares used in computing diluted net income (loss) per share	93,657	92,569	93,447	91,325

Net income (loss) per share
Basic	$(0.13)	$0.06	$(0.35)	$(0.00)
Diluted	$(0.13)	$0.06	$(0.35)	$(0.00)

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following summarizes the potentially dilutive securities outstanding at the end of each period that were excluded from the computation of diluted net income (loss) per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
	(in thousands)
Employee stock options	12,033	7,382	11,609	9,059
Unvested restricted stock units	5,212	2,989	5,112	4,204

Total antidilutive securities	17,245	10,371	16,721	13,263

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

Property and equipment, net by country was as follows:

	October 2,	April 3,
Country	2016	2016

	(in thousands)
Taiwan	$22,325	$25,183
United States	8,861	9,207
Other	1,954	1,881

	$33,140	$36,271

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net revenue from unaffiliated customers by location of the Company’s customers’ headquarters offices was as follows:

	Three Months Ended		Six Months Ended
	October 2,	September 27,	October 2,	September 27,
Region	2016	2015	2016	2015
	(in thousands)
United States	$50,193	$42,913	$80,298	$86,716
China	14,844	26,010	27,290	50,616
Korea	5,074	24,469	10,868	53,192
Japan	4,873	8,028	10,153	12,164
Taiwan	3,583	7,576	9,008	10,762
Rest of world	1,264	3,549	2,850	5,391

	$79,831	$112,545	$140,467	$218,841

A majority of sales to U.S. headquartered companies are sold to their distributors or contract manufacturers located overseas.

Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The new guidance will be effective for the Company starting in the first quarter of fiscal 2021. Early adoption is permitted starting in the first quarter of fiscal 2020. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt the new guidance early.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

2.	Cash equivalents and available-for-sale investments

At October 2, 2016, cash and cash equivalents totaled $37.0 million, of which $7.1 million was cash and $29.9 million was cash equivalents invested in money market funds. At October 2, 2016, $23.9 million of the cash and cash equivalents were held by the Company’s foreign subsidiaries. Additionally, as of October 2, 2016, the Company had short-term available-for-sale investments of $239.1 million.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair value measurements at each reporting date were as follows:

October 2, 2016:

Assets and liabilities measured at fair value on a recurring basis were presented in the Company’s condensed consolidated balance sheet as of October 2, 2016.

	October 2, 2016	Quoted prices in active markets for identical assets or liabilities	Significant other observable inputs	Significant other unobservable inputs
	balance	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market funds	$29,891	$29,891	$—	$—
Corporate notes and bonds	91,672	—	91,672	—
Commercial paper	116,604	—	116,604	—
U.S. agency securities	30,845	—	30,845	—

Total investments	$269,012	$29,891	$239,121	$—

Liabilities
Contingent consideration	$1,909	$—	$—	$1,909

Assets
Cash equivalents	$29,891	$29,891	$—	$—
Short-term investments	239,121	—	239,121	—

Total investments	$269,012	$29,891	$239,121	$—

Liabilities
Accrued liabilities	$1,909	$—	$—	$1,909

Total contingent consideration	$1,909	$—	$—	$1,909

	October 2,	Gross	Gross	October 2,
	2016	unrealized	unrealized	2016
	amortized cost	gain	loss	estimated FMV
	(in thousands)
Corporate notes and bonds	$91,763	$1	$(92)	$91,672
Commercial paper	116,770	1	(167)	116,604
U.S. agency securities	30,829	16	—	30,845

Total available-for-sale investments	$239,362	$18	$(259)	239,121

Money market funds				29,891

Total aggregate fair value				$269,012

The fair values of money market funds were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate notes and bonds, commercial paper and U.S. agency securities were derived from non-binding market consensus prices that are corroborated by observable market data.

None of the gross unrealized losses as of October 2, 2016 were considered to be other-than-temporary impairments.

There were no transfers of assets measured at fair value between Level 1 and Level 2 during the six months ended October 2, 2016.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

April 3, 2016:

Assets and liabilities measured at fair value on a recurring basis were presented in the Company’s condensed consolidated balance sheet as of April 3, 2016.

	April 3, 2016 balance	Quoted prices in active markets for identical assets or liabilities Level 1	Significant other observable inputs Level 2	Significant other unobservable inputs Level 3
	(in thousands)
Assets
Money market funds	$15,697	$15,697	$—	$—
Corporate notes and bonds	163,675	—	163,675	—
Commercial paper	45,473	—	45,473	—
U.S. agency securities	34,607	—	34,607	—

Total investments	$259,452	$15,697	$243,755	$—

Liabilities
Contingent consideration	$1,909	$—	$—	$1,909

Assets
Cash equivalents	$15,697	$15,697	$—	$—
Short-term investments	243,755	—	243,755	—

Total investments	$259,452	$15,697	$243,755	$—

Liabilities
Accrued liabilities	$1,909	$—	$—	$1,909

Total contingent consideration	$1,909	$—	$—	$1,909

	April 3, 2016 amortized cost	Gross unrealized gain	Gross unrealized loss	April 3, 2016 estimated FMV
	(in thousands)
Corporate notes and bonds	$163,712	$19	$(56)	$163,675
Commercial paper	45,480	3	(10)	45,473
U.S. agency securities	34,589	25	(7)	34,607

Total available-for-sale investments	$243,781	$47	$(73)	243,755

Money market funds				15,697

Total aggregate fair value				$259,452

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Level 3 financial liabilities:

The following table provides a summary of changes in fair value of the Company’s contingent consideration categorized as Level 3 for the three and six months ended October 2, 2016 and September 27, 2015:

	Three Months Ended		Six Months Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
	(in thousands)
Beginning balance	$1,909	$3,817	$1,909	$9,124
Change in fair value and other	—	—	—	(5,307)

Ending balance	$1,909	$3,817	$1,909	$3,817

Contingent consideration on acquired businesses was measured at fair value using Level 3 inputs as defined in the fair value hierarchy. The following table presents certain information about the significant unobservable inputs used in the fair value measurement for the contingent consideration measured at fair value on a recurring basis using significant unobservable inputs:

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

In fiscal year 2016, the fair value of contingent consideration, net declined by $5.3 million. The decline in fair value was the result of a reduction in the probability of a design win milestone associated with the Movea, S.A. (“Movea”) acquisition from 50% to 0% and a reduction in the probability of a design win associated with the Trusted Positioning, Inc. (“TPI”) acquisition from 50% to 0%. The gross declines in fair value of the design win milestones for Movea and TPI were $4.0 million and $2.4 million, respectively, were recorded as a credit to research and development expense. The earn-out payments for the Movea and TPI design win milestones were not made as these milestones were not met and expired during fiscal year 2016. Offsetting the gross declines was an increase in the fair value of two TPI cloud application milestones as a result of an increase in the estimated probability of achievement of those milestones. The increase in the fair value of the cloud application milestones was $1.1 million, which was recorded as a debit to research and development expense in fiscal year 2016. A design milestone for TPI was achieved and the payment of $1.9 million was made in fiscal year 2016. The last milestone of $1.9 million for TPI is expected to be paid in fiscal year 2017.

3. Balance sheet details

Inventories

Inventories at October 2, 2016 and April 3, 2016 consist of the following:

	October 2, 2016	April 3, 2016
	(in thousands)
Work in process	$30,381	$40,329
Finished goods	15,720	21,968

Total inventories	$46,101	$62,297

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Prepaid expenses and other current assets

Prepaid expenses and other current assets at October 2, 2016 and April 3, 2016 consist of the following:

	October 2, 2016	April 3, 2016
	(in thousands)
Prepaid expenses	$5,647	$5,256
Income tax receivable	42	156
Other receivables	1,031	1,676
Other current assets	2,467	2,162

Total prepaid expenses and other current assets	$9,187	$9,250

Property and equipment

Property and equipment at October 2, 2016 and April 3, 2016 consists of the following:

	October 2, 2016	April 3, 2016
	(in thousands)
Production and lab equipment	$55,083	$52,821
Computer equipment and software	10,410	9,074
Equipment under construction	678	607
Leasehold improvements and furniture and fixtures	8,400	8,396

Subtotal	74,571	70,898
Accumulated depreciation and amortization	(41,431)	(34,627)

Property and equipment—net	$33,140	$36,271

Depreciation expense for the three and six months ended October 2, 2016 was $3.5 million and $6.8 million, respectively. Depreciation expense for the three and six months ended September 27, 2015 was $3.2 million and $6.2 million, respectively. Equipment under construction consists primarily of production and lab equipment. Equipment under construction is not subject to depreciation until it is available for its intended use. All of the equipment under construction is expected to be completed and placed in service by the end of fiscal 2017.

Accrued liabilities

Accrued liabilities at October 2, 2016 and April 3, 2016 consist of the following:

	October 2, 2016	April 3, 2016
	(in thousands)
Payroll-related expenses	$8,569	$8,030
Bonuses	3,686	5,040
Contingent consideration, current portion	1,909	1,909
Deferred revenue	1,618	1,949
Legal fees	694	197
Accrued contractual coupon interest payable on convertible senior notes	1,316	1,313
Income tax payable	1,150	553
Other tax payable	768	768
Customer deposits	2,582	4,008
Other accrued liabilities	8,831	6,481

Total accrued liabilities	$31,123	$30,248

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other long-term liabilities

Other long-term liabilities at October 2, 2016 and April 3, 2016 consists of the following:

	October 2, 2016	April 3, 2016
	(in thousands)
Long-term tax payable	$14,943	$13,928
Deferred rent	3,001	3,436
Deferred tax liabilities	2,554	3,026
Deferred revenue	3,700	4,100
Long-term debt	2,412	2,465
Other long-term liabilities	93	275

Total other long-term liabilities	$26,703	$27,230

4.	Commitments and contingencies

Operating lease obligations

The Company has non-cancelable operating leases for its facilities through fiscal year 2022.

Future minimum lease payments, net of future minimum lease income, under operating leases as of October 2, 2016 are as follows:

Amount
Fiscal Years Ending:	(in thousands)
2017 (remainder)	$2,949
2018	6,524
2019	6,691
2020	5,339
2021	1,406
Beyond	514

Total	$23,423

The Company’s lease agreements provide for rental payments which have certain lease incentives and graduated rental payments. As a result, the rent expense is recognized on a straight-line basis over the term of the lease. The Company’s rental expense under operating leases, net of the rent income from subleases of $0.4 million and $0.8 million, was approximately $1.2 million and $2.3 million for the three and six months ended October 2, 2016, respectively. The Company’s rental expense under operating leases, net of the rent income from subleases of $0.4 million and $0.7 million, was approximately $1.2 million and $2.6 million for the three and six months ended September 27, 2015, respectively.

Purchase Commitments

The Company has non-cancelable purchase commitments with its foundry vendors. Future minimum payments of $21.8 million under the purchase commitments as of October 2, 2016 are due in less than twelve months.

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

In January and March 2015, purported shareholders filed five substantially similar class action complaints in the U.S. District Court, Northern District of California against the Company and two of the Company’s current and former executives (“Class Action Defendants”) (Jim McMillan v. InvenSense, Inc., et al. Case No. 3:15-cv-00084-JD, filed January 7, 2015; William Lendales v. InvenSense, Inc. et al., Case No. 3:15-cv-00142-VC, filed on January 12, 2015; Plumber & Steamfitters Local 21 Pension Fund v. InvenSense, Inc., et al., Case No. 5:15-cv-00249-BLF, filed on January 16, 2015; William B. Davis vs. InvenSense, Inc., et al., Case No. 5:15-cv-00425-RMW, filed on January 29, 2015; and Saratoga Advantage Trust Technology & Communications Portfolio v. InvenSense et al., Case No. 3:15-cv-01134, filed on March 11, 2015). On April 23, 2015, three of those cases were consolidated into a single proceeding which is currently pending in the U.S. District Court, Northern District of California and captioned In re InvenSense, Inc. Securities Litigation, Case No. 3:15-cv-00084-JD (the “Securities Case”), and the Vossen Group was designated as lead plaintiff; the other two cases (Lendales and Saratoga Advantage Trust) were voluntarily dismissed in March and June 2015, respectively. On May 26, 2015, the lead plaintiffs filed a consolidated amended class action complaint, which alleges that the defendants violated the federal securities laws by making materially false and misleading statements regarding our business results between July 29, 2014 and October 28, 2014, and seeks unspecified damages along with plaintiff’s costs and expenses, including attorneys’ fees. On June 25, 2015, the Class Action Defendants filed a motion seeking dismissal of the case. A ruling granting the motion in part and denying it in part, and giving the lead plaintiffs leave to file an amended complaint, issued on March 28, 2016. The lead plaintiffs filed an amended complaint on April 18, 2016. On May 5, 2016, the Class Action Defendants filed a motion seeking dismissal of the amended complaint. The motion was argued and submitted on June 29, 2016; the court has not yet filed an order ruling on the motion. In light of the unresolved legal issues, the amount of any potential loss cannot be estimated. At this stage, the Company is unable to predict the outcome of this matter and, accordingly, cannot estimate the potential financial impact on the Company’s business, operating results, cash flows or financial position.

In addition, in January and March 2015, other purported shareholders filed three substantially similar shareholder derivative complaints against two of our current and former officers and several of our current and former directors, two in the U.S. District Court, Northern District of California and a third in Santa Clara Superior Court (George E Rollins v. Behrooz Abdi et al., Case No. 5:15-cv-00184-PSG, filed on January 13, 2015; Linda Karr v. Behrooz Abdi et al., Case No. 5:15-cv-00200-NC, filed on January 14, 2015; and Robert Bilbrey v. Behrooz Abdi et al., Case No. 1-15-CV-278742 was filed on March 20, 2015). The two federal court derivative actions have been consolidated into In re InvenSense, Inc. Derivative Litigation, Case No. 5:15-cv-00184-PSG. In June 2016, other purported shareholders filed a substantially similar shareholder derivative complaint against three of our current and former officers and several of our current and former directors in the Superior Court of the Commonwealth of Massachusetts, Suffolk County (Valerie Caveglia v. Jon Olson, et al., Civil Action No. 16-1971-BLS-1) (collectively, the “Derivative Cases”). In the Derivative Cases complaints, the plaintiffs make allegations similar to those presented in the Securities Case, but the plaintiff asserts various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment. The Company has undertaken an evaluation of these complaints. Plaintiffs in all four of the Derivative Cases have agreed to, and the courts have entered, indefinite stays pending developments in the Securities Case.

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

The Company separately accounts for the liability and equity components of the Notes. The initial debt component of the Notes was valued at $135.7 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 7.3%, with the equity component representing the residual amount of the proceeds of $39.3 million which was recorded as a debt discount. The issuance costs were allocated pro-rata based on the relative initial carrying amounts of the debt and equity components, including the Note hedges and warrants transactions described below. As a result, $2.5 million of the issuance costs were allocated to the equity component of the Notes, $3.0 million of issuance costs paid to the initial purchaser were accounted for as a debt discount and $0.25 million of the issuance costs were classified as other non-current assets. Debt issuance costs were reclassified and presented in the balance sheet as a direct deduction from the carrying value of the debt liability, consistent with the presentation of a debt discount in the first quarter of the Company’s fiscal year 2016 pertaining to the requirement of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The debt discount and the issuance costs allocated to the debt component are amortized as additional interest expense over the term of the Notes using the effective interest method. As of October 2, 2016, the remaining amortization period of the debt discount and the issuance costs is 2.1 years. The effective interest rate of the Notes is 7.84% per annum (1.75% coupon rate plus 6.09% of non-cash accretion expense).

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the principal amounts and related unamortized discount on the Notes:

	October 2, 2016	April 3, 2016
	(in thousands)
Principal amount of the Notes	$175,000	$175,000
Unamortized discount on the Notes	19,565	23,809
Unamortized debt issuance costs	125	153

Net carrying value	$155,310	$151,038

The following table presents the amount of interest expense recognized related to the Notes:

	Three Months Ended		Six Months Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
	(in thousands)
Contractual coupon interest expense	$764	$764	$1,528	$1,528
Accretion of debt discount	2,144	1,986	4,243	3,931
Amortization of debt issuance costs	14	13	28	26

Total interest expense related to the Notes	$2,922	$2,763	$5,799	$5,485

As of October 2, 2016, the Company’s aggregate future principal debt maturities are as follows:

Fiscal Year	October 2, 2016
(in thousands)
2019	$175,000

Total	$175,000

The Notes are shown in the accompanying condensed consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market each period. The approximate fair value of the Notes as of October 2, 2016 was $169.6 million. The fair value of the Notes was determined using quoted market prices for similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Incentive stock options may only be granted to employees and at an exercise price of no less than fair value on the date of grant. Nonqualified stock options may be granted at an exercise price of no less than fair value on the date of grant. For owners of more than 10% of the Company’s common stock, options may only be granted for an exercise price of not less than 110% of fair value, and these options generally expire 10 years from the date of grant. Stock options may be exercisable immediately but subject to repurchase. Stock options vest over the period determined by the Board of Directors, generally four years.

Stock option activities of the Company under the 2011 Plan and 2004 Plan (the “Plans”) are as follows (in thousands, except per share amounts):

	Options issued and outstanding	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Balance — April 3, 2016	10,126	$12.76	7.53	$5,016
Options granted	2,860	5.95
Exercised options	(33)	6.40
Cancelled options	(981)	14.98

Balance — October 2, 2016	11,972	$10.97	7.67	$6,622

Vested and expected to vest — October 2, 2016	10,636	$11.22	7.49	$5,461
Exercisable — October 2, 2016	5,462	$11.83	6.25	$2,349

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

The aggregate intrinsic value of the stock options exercised during the three and six months ended October 2, 2016 was $9,000 and $32,000, respectively. The aggregate intrinsic value of the stock options exercised during the three and six months ended September 27, 2015 was $0.4 million and $2.6 million respectively. The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the estimated fair market value of the underlying common stock at the date of exercise.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The number of options expected to vest takes into account an estimate of expected forfeitures. As of October 2, 2016, the remaining unamortized stock-based compensation expense, reduced for estimated forfeitures related to non-vested options, was $17.4 million to be amortized over a weighted-average remaining period of 3.3 years. Total unrecognized expense will be adjusted for future changes in estimated forfeitures.

The Company used the following weighted-average assumptions in determining stock-based compensation expense for options granted in the three and six months ended October 2, 2016 and September 27, 2015

	Three Months Ended		Six Months Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
Expected term (in years)	5.5	5.1	5.5	5.1
Volatility	51.2%	44.4%	49.2%	45.1%
Risk-free interest rate	1.2%	1.5%	1.4%	1.5%
Dividend rate	0%	0%	0%	0%

The weighted-average grant date fair value of the Company’s stock options granted in the three and six month ended October 2, 2016 was $3.60 and $2.72 per share, respectively. The weighted-average grant date fair value of the Company’s stock options granted in the three and six month ended September 27, 2015 was $5.33 and $6.06 per share, respectively.

Restricted stock units and restricted stock

Restricted stock unit and restricted stock activity of the Company under the Plans are as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands, except per share amount)
Restricted stock units and restricted stock activities

Unvested at April 3, 2016	4,972	$13.47
Granted	1,320	6.54
Released	(604)	15.76
Forfeited	(446)	14.02

Unvested at October 2, 2016	5,242	$11.41

Restricted stock units and restricted stock granted to employees are generally subject to the employee’s continued service to the Company over the vesting period. The fair value of restricted stock units and restricted stock is determined using the fair value of the Company’s common stock on the date of the grant. Compensation expense is generally recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. As of October 2, 2016, the remaining unamortized stock-based compensation expense, reduced for estimated forfeitures related to non-vested restricted stock units and restricted stock, was $38.1 million to be amortized over a weighted-average remaining period of 2.6 years.

The weighted-average grant-date fair value per share of restricted stock units and restricted stock awarded in the three and six months ended October 2, 2016 was $7.46 and $6.54 per share, respectively. The weighted-average grant-date fair value per share of restricted stock units and restricted stock awarded in the three and six months ended September 27, 2015 was $11.77 and $14.20 per share, respectively.

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

At the 2016 and 2015 annual meetings of stockholders, stockholders of the Company approved amendments to the ESPP to increase the number of shares of common stock reserved for future issuance by 2,000,000 shares and 1,000,000 shares, respectively, which brought the total amount of common stock reserved for issuance pursuant to the ESPP to an aggregate of 3,400,000 shares. As of October 2, 2016, 722,000 shares had been purchased pursuant to the ESPP.

Compensation expense recognized in connection with the ESPP was $0.3 million and $0.5 million for the three and six months ended October 2, 2016. Compensation expense recognized in connection with the ESPP was $0.2 million and $0.5 million for the three and six months ended September 27, 2015.

Common stock

As of October 2, 2016 and April 3, 2016, common stock reserved for future issuance was as follows:

	October 2, 2016	April 3, 2016
	(in thousands)
Common stock reserved for issuance

Stock plans
Outstanding stock options	11,972	10,126
Outstanding restricted stock units and restricted stock	5,242	4,972
Reserved for future equity incentive grants	10,281	9,295

	27,495	24,393
ESPP	2,678	1,000
Shares issuable upon exercise of warrants to purchase common stock	7,995	7,995

Total common stock reserved for future issuance	38,168	33,388

Stock-based compensation expense

Total employee stock-based compensation cost for the Company’s stock plans for the three and six months ended October 2, 2016 and September 27, 2015 is as follows:

	Three Months Ended		Six Months Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
	(in thousands)
Cost of revenue	$571	$584	$1,187	$1,184
Research and development	4,217	4,002	8,291	7,838
Selling, general and administrative	4,257	4,462	7,743	8,661

Total stock-based compensation expense	$9,045	$9,048	$17,221	$17,683

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Income taxes

In the three and six months ended October 2, 2016, the Company recorded an income tax provision of $0.2 million and $2.1 million, respectively. In the three and six months ended September 27, 2015, the Company recorded an income tax provision (benefit) of ($2.0) million and ($1.7) million, respectively. The primary difference between the 2016 effective tax rate and the federal statutory tax rate relates to the valuation allowances on certain of the Company’s net operating losses and tax credits, foreign tax rate differences, integration of acquired technologies, and non-deductible stock-based compensation expense.

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

As of October 2, 2016, the total amount of gross unrecognized tax benefits was $34.2 million. If the gross unrecognized tax benefits as of October 2, 2016 were realized in a subsequent period, this would result in a tax benefit of $18.5 million within the provision of income taxes at such time.

The Company is currently under examination by the IRS for the 2011 through 2014 tax years. The Company may be subject to examination by California for tax years 2010 and forward. The Company is subject to routine examination for tax years 2008 and forward in various foreign tax jurisdictions in which it operates.

The Company is engaged in discussions and negotiations with the IRS regarding tax matters in the tax years 2011 through 2014. The balance of the gross unrecognized tax benefits may decrease within the next twelve months due to lapses of applicable statutes of limitations and the completion of tax review cycles in various tax jurisdictions.

The Company is pursuing all available administrative remedies relative to these matters. Management believes that the Company has adequately provided for any reasonably foreseeable outcomes related to these proposed adjustments and the ultimate resolution of these matters is unlikely to have a material effect on the Company’s consolidated financial condition or results of operations; however there is still a possibility that an adverse outcome of these matters could have a material effect on its consolidated financial condition and results of operations.

8. Acquisition

The Company completed one acquisition in fiscal year 2017 and one acquisition in fiscal year 2016. The acquisitions have been accounted for under ASC 805. Under ASC 805, the total purchase consideration of the acquisition is allocated to the tangible assets and identifiable intangible assets and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets is recorded as goodwill, and was derived from expected benefits from future technology development, synergies and the knowledgeable and experienced workforce who joined the Company after the acquisition.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fiscal year 2017

In August 2016, the Company acquired the pressure sensor business from Sensirion Holding AG and its affiliates used in the development of capacitive-type monolithic digital pressure-sensor technology platform. The preliminary purchase price allocation reflected that the purchase price associated with the acquisition was approximately $9.8 million, of which $5.7 million was allocated to developed technology with an estimated useful life of six years and $4.1 million was allocated to goodwill. This acquisition is not significant to the Company’s results of operations.

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

9. Goodwill and intangible assets

The Company monitors the recoverability of goodwill recorded in connection with acquisitions annually, or whenever events or changes in circumstances indicate the carrying value may not be recoverable. There were no changes in the carrying amount of goodwill since April 3, 2016. The Company performs the annual goodwill impairment analysis during the third quarter of each fiscal year. As of and for the six months ended October 2, 2016, the Company concluded that the $143.3 million of goodwill was not impaired.

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

During the six months ended October 2, 2016, one IPR&D project was released to production. The IPR&D value allocated to this project of $1.6 million was transferred to developed technology. The estimated useful life for this technology was five years. In fiscal year 2016, two IPR&D projects were released to production. The IPR&D value allocated to the projects of $3.3 million and $1.7 million, respectively, were transferred to developed technology. The estimated useful life for each technology is five years.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization for acquired intangible assets for the three and six months ended October 2, 2016 was approximately $2.5 million and $4.9 million, respectively. Amortization for acquired intangible assets for the three and six months ended September 27, 2015 was approximately $2.4 million and $4.5 million, respectively. The following table represents intangible assets and accumulated amortization:

	October 2, 2016
		Accumulated
	Gross	amortization	Net
	(in thousands)
Developed technology	$56,580	$21,746	$34,834
Customer relationships	1,560	650	910
Patents	2,120	626	1,494

Total intangible assets subject to amortization	60,260	23,022	37,238
IPR&D	6,750	—	6,750

Total intangible assets, net	$67,010	$23,022	$43,988

	April 3, 2016
		Accumulated
	Gross	amortization	Net
	(in thousands)
Developed technology	$49,310	$17,159	$32,151
Customer relationships	1,560	539	1,021
Patents	2,120	443	1,677

Total intangible assets subject to amortization	52,990	18,141	34,849
IPR&D	8,320	—	8,320

Total intangible assets, net	$61,310	$18,141	$43,169

The estimated future amortization expense related to intangible assets at October 2, 2016, is as follows:

Estimated
amortization
Fiscal Year	(in thousands)
2017 (remainder)	$5,382
2018	10,764
2019	10,764
2020	6,820
2021	2,057
Thereafer	1,451

Total	$37,238

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, the Consolidated Financial Statements and Notes thereto for the year ended April 3, 2016, and with management’s discussion and analysis of our financial condition and results of operations included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on May 25, 2016.

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These forward-looking statements include, but are not limited to, our expectations as to when cash payments and milestone payments are to be made; our expectations as to when equipment under construction is to be completed and placed in service; our ability to protect our intellectual property and defend against infringement claims; our expectations as to the outcome of current and future legal proceedings, including the potential impact thereof; our estimated useful life of certain technologies; our belief that a substantial majority of our net revenue will continue to come from sales to customers in Asia and from sales to customers who are headquarted in the United States, but who use contract manufacturers in Asia; the outcome of current and future tax examinations by the IRS, California and various foreign tax jurisdictions; our belief that the proposed tax adjustments and the ultimate resolution thereof is unlikely to have a material effect on our consolidated financial condition or results of operations; our belief in the sufficiency of our current cash, cash equivalents and investments to satisfy our liquidity requirements for the next 12 months; our plans to reinvest earnings from our foreign subsidiaries outside of the United States; and our belief that exposure for indemnification obligations is minimal. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-Q. These factors include, but are not limited to, the risks referred to under Item 1A. of Part I — “Risk Factors,” included in the Company’s Annual Report on Form 10-K filed on May 25, 2016 with the SEC and Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussed elsewhere in this Quarterly Report on Form 10-Q including in Note 1 to the Condensed Consolidated Financial Statements and those discussed in other documents we file with the SEC. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

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

	Three Months Ended		Six Months Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
	(in thousands)
Net revenue	$79,831	$112,545	$140,467	$218,841

Net revenue decreased by $32.7 million, or 29%, in the second quarter of fiscal year 2017 and decreased by $78.4 million, or 36%, in the first half of fiscal year 2017 compared to the corresponding periods of fiscal year 2016. The decreases in net revenue were primarily due to lower volume shipments to manufacturers of smartphones, tablet devices and camera modules incorporating optimal image stabilization, combined with lower per unit average selling prices. Total unit shipments decreased by 23% and 31% in the three and six months ended October 2, 2016, respectively. Our overall average unit selling price for the three and six months ended October 2, 2016 decreased 9% and 7%, respectively, as a result of the change in our product mix and declines in average selling prices.

For the three months ended October 2, 2016, Apple Inc. (“Apple”) and GH Development Holdings Limited accounted for 58% and 11% of total net revenue, respectively. For the three months ended September 27, 2015, Apple and Samsung Electronics Co., Ltd. (“Samsung”) accounted for 34% and 19% of total net revenue, respectively. For the six months ended October 2, 2016, Apple accounted for 53% of net revenue. For the six months ended September 27, 2015, Apple and Samsung accounted for 36% and 21% of total net revenue, respectively.

Net revenue by target end market

	Three Months Ended		Six Months Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
	(in thousands)
Smartphone and tablet devices	$57,482	$69,856	$95,718	$146,876
% of net revenue	72%	62%	68%	67%
Optical image stabilization	$4,917	$20,775	$12,260	$37,525
% of net revenue	6%	18%	9%	17%
IoT and other	$17,432	$21,914	$32,489	$34,440
% of net revenue	22%	20%	23%	16%

The net revenue decrease for the smartphone and tablet end market and IoT and other end market in the three and six months ended October 2, 2016 compared to the corresponding periods last year reflects the weak high-end smartphone market combined with increased competition for market share across this market segment. The net revenue decrease for the optimal image stabilization end market in the three months ended October 2, 2016 primarily reflects a loss of market share at a major customer in Korea.

Net revenue by geographic region

	Three Months Ended		Six Months Ended
	October 2,	September 27,	October 2,	September 27,
Region	2016	2015	2016	2015
	(in thousands)
United States	$50,193	$42,913	$80,298	$86,716
China	14,844	26,010	27,290	50,616
Korea	5,074	24,469	10,868	53,192
Japan	4,873	8,028	10,153	12,164
Taiwan	3,583	7,576	9,008	10,762
Rest of world	1,264	3,549	2,850	5,391

	$79,831	$112,545	$140,467	$218,841

We report revenue by geographic region based upon the location of the headquarters of our customers. We primarily sell our products directly to customers and distributors in Asia and North America. Sales into companies headquartered in Asian countries constituted 36% and 41% of our net revenue in the three and six months ended October 2, 2016, respectively, compared with 59% and 58% of our net revenue in the three and six months ended September 27, 2015, respectively. For the three months ended October 2, 2016, net revenue increased in United States and decreased in the rest of the geographic regions. For the six months ended October 2,

2016, net revenue decreased in all geographic regions. The net revenue increase in the United States for the three months ended October 2, 2016 reflected higher demand for our products by mobile device manufacturers. The net revenue decreases in the rest of the geographic regions for the three months ended October 2, 2016 and in all geographic regions for the six months ended October 2, 2016, reflected the weak high-end smartphone market combined with increased competition for market share for mobile device manufacturers. The net revenue decrease in Korea in the three and six months ended October 2, 2016 compared to the corresponding period last year resulted from a loss of market share at a major customer.

As a result of our regional customer concentration, we may be subject to economic and political events and other developments that impact our customers in Asia. For more information, see the section titled “Risk Factors—Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business,” referred to under Item 1A. of Part I in our Annual Report on Form 10-K filed on May 25, 2016 with the SEC.

Gross profit and gross margin

Gross profit is the difference between net revenue and cost of revenue and gross margin is gross profit as a percentage of net revenue.

	Three Months Ended		Six Months Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
	(in thousands)
Gross profit	$33,532	$46,571	$58,277	$91,402
% of net revenue	42%	41%	41%	42%

Gross profit decreased by $13.0 million in the second quarter of fiscal year 2017 and decreased by $33.1 million in the first half of fiscal year 2017 as compared to the corresponding periods of fiscal 2016. In the second quarter and the first half of fiscal year 2017, gross profit decreased primarily due to a decrease in unit sales of our products combined with decreases in average selling prices per unit.

Gross profit as a percentage of net revenue, or gross margin, increased in the second quarter of fiscal year 2017 compared to the same period last year due to:

•	a net benefit of the sale of previously written down inventories of $2.4 million in the second quarter of fiscal year 2017 compared to an excess and obsolete inventory charge of $1.2 million in the same period last year;

•	offset partially by manufacturing yield losses attributable to production ramp of a new product and a decrease in average selling prices per unit in the second quarter of fiscal year 2017 compared to the same period last year.

Gross profit as a percentage of net revenue, or gross margin, decreased in the first six months of fiscal year 2017 compared to the same period last year due to:

•	manufacturing yield losses attributable to production ramp of a new product and a decrease in average selling prices per unit in the first six months of fiscal year 2017 compared to the same period last year;

•	offset partially by a net benefit of the sale of previously written down inventories of $2.3 million in the first six months of fiscal year 2017 compared to an excess and obsolete inventory charge of $2.0 million in the same period last year.

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

	Three Months Ended		Six Months Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
	(in thousands)
Research and development	$28,144	$24,991	$54,685	$45,246
% of net revenue	35%	22%	39%	21%

Research and development expense for three months ended October 2, 2016 increased by $3.2 million, or 13%, compared to the corresponding period last year. The increase was primarily attributable to a $1.1 million increase in employee compensation and benefits costs primarily due to an increase in headcount, a $1.0 million increase in outside services costs associated with new product development and a $0.9 million increase in engineering equipment costs. Research and development headcount increased to 337 at October 2, 2016 from 310 at September 27, 2015.

Research and development expense for the six months ended October 2, 2016 increased by $9.4 million, or 21%, primarily attributable to a contingent consideration credit adjustment in the six months ended September 27, 2015 that resulted in reduced research and development expenses by $5.3 million for the six months ended September 27, 2015. Excluding this credit, research and development expense for the six months ended October 2, 2016 increased by $4.1 million compared to the corresponding period last year. The increase was primarily due to a $2.5 million increase in employee compensation and benefits costs largely from higher headcount, a $2.1 million increase in outside services costs associated with new product development, a $0.3 million increase in depreciation costs related to increased capital equipment and a $0.2 million increase in allocated infrastructure costs to support higher headcount during the six months ended October 2, 2016. These increases were partially offset by a $1.1 million decrease in engineering supplies related to manufacturing activities.

Selling, general and administrative

Selling, general and administrative expense primarily consists of personnel related expenses (including employee cash compensation and benefits, and stock-based compensation), sales commissions, field application engineering support, travel costs, professional and consulting fees, legal fees, depreciation expense and allocated occupancy costs.

	Three Months Ended		Six Months Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
	(in thousands)
Selling, general and administrative	$14,869	$15,186	$28,731	$31,010
% of net revenue	19%	13%	20%	14%

Selling, general and administrative expense decreased by $0.3 million, or 2%, in the three months ended October 2, 2016 compared to the corresponding period last year. The decrease was primarily attributable to a $0.3 million decrease in outside services costs primarily resulting from decreased legal costs.

Selling, general and administrative expense decreased by $2.3 million, or 7%, in the six months ended October 2, 2016 compared to the corresponding period last year. The decrease was primarily attributable to a $1.4 million decrease in employee compensation and benefits costs primarily due to a decrease in headcount and a decrease of $1.1 million in outside services costs due primarily to decreased legal costs.

Legal settlement accrual

	Three Months Ended		Six Months Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
	(in thousands)
Legal settlement accrual	$—	$—	$—	$11,708
% of net revenue	—%	—%	—%	5%

During the six months ended September 27, 2015, we recorded a charge of $11.7 million related to the settlement with Bosch.

Interest expense

	Three Months Ended		Six Months Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
	(in thousands)
Interest expense	$(2,925)	$(2,765)	$(5,806)	$(5,489)
% of net revenue	4%	2%	4%	3%

Interest (expense) for the three and six months ended October 2, 2016 and September 27, 2015 was mostly related to the Convertible Senior Notes issued in the third quarter of fiscal year 2014.

Other income (expense), net

	Three Months Ended		Six Months Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
	(in thousands)
Other income (expense), net	$138	$104	$364	$165
% of net revenue	0%	0%	0%	0%

Other income (expense), net was $0.1 million for each of the three months ended October 2, 2016 and September 27, 2015, respectively. Other income (expense), net increased by $0.2 million due to higher interest income for the six months ended October 2, 2016 as compared to the corresponding period of last year.

Income tax provision (benefit)

	Three Months Ended		Six Months Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
	(in thousands)
Income tax provision (benefit)	$242	$(1,960)	2,114	(1,732)
% Income (loss) before income tax	(2)%	(53)%	(7)%	92%

In the three and six months ended October 2, 2016, we recorded an income tax provision of $0.2 million and $2.1 million, respectively. In the three and six months ended September 27, 2015, we recorded an income tax provision (benefit) of ($2.0) million and ($1.7) million, respectively. The primary difference between the 2016 effective tax rate and the federal statutory tax rate relates to the valuation allowances on certain net operating losses and tax credits, foreign tax rate differences, integration of acquired technologies, and non-deductible stock-based compensation expense.

On July 27, 2015, the Tax Court issued an opinion (Altera Corp. et al. v. Commissioner) regarding the treatment of stock-based compensation expense in intercompany cost-sharing arrangements. However, U.S. Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Also, there is uncertainty related to the Internal Revenue Service (“IRS”) response to the Tax Court opinion, the final resolution of this issue, and the potential favorable benefits to us. As such, no impact will be recorded at this time. We will continue to monitor developments related to this opinion and the potential impact of those developments on current and prior fiscal years.

We do not provide for federal income taxes on undistributed earnings of foreign subsidiaries because it is we intend to reinvest earnings indefinitely offshore.

As of October 2, 2016, the total amount of gross unrecognized tax benefits was $34.2 million. If the gross unrecognized tax benefits as of October 2, 2016 were realized in a subsequent period, this would result in a tax benefit of $18.5 million within our provision of income taxes at such time.

We are currently under examination by the IRS for the 2011 through 2014 tax years. We may be subject to examination by California for tax years 2010 and forward. We are subject to routine examination for tax years 2008 and forward in various foreign tax jurisdictions in which it operates.

We are engaged in discussions and negotiations with the IRS regarding tax matters in the tax years 2011 through 2014. The balance of the gross unrecognized tax benefits may decrease within the next twelve months due to lapses of applicable statutes of limitations and the completion of tax review cycles in various tax jurisdictions.

We are pursuing all available administrative remedies relative to these matters. Management believes that we have adequately provided for any reasonably foreseeable outcomes related to these proposed adjustments and the ultimate resolution of these matters is unlikely to have a material effect on our consolidated financial condition or results of operations; however there is still a possibility that an adverse outcome of these matters could have a material effect on our consolidated financial condition and results of operations

Critical accounting policies and estimates

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

Liquidity and capital resources

As of October 2, 2016, we had $276.2 million of cash, cash equivalents and investments. We believe our current cash, cash equivalents and investments will be sufficient to satisfy our liquidity requirements for the next 12 months. Our liquidity may be negatively impacted as a result of a decline in sales of our products due to a decline in our end markets, decreases in sales of our customers’ products in the market, or the adoption of competitors’ products by our customers or end users. Additionally, $23.9 million of the $37.0 million of our cash and cash equivalents were held by our foreign subsidiaries as of October 2, 2016. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the United States, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

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

The change in cash and cash equivalents for the six months ended October 2, 2016 and September 27, 2015 was as follows:

	Six Months Ended
	October 2,	September 27,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$4,190	$58,777
Net cash used in investing activities	(9,856)	(77,842)
Net cash provided by financing activities	1,608	3,590

Net decrease in cash and cash equivalents	$(4,058)	$(15,475)

Net cash provided by operating activities

Net cash provided by operating activities for the six months ended October 2, 2016 of $4.2 million was primarily due to non-cash expenses of $33.6 million and a change in operating assets and liabilities of $3.3 million offset partially by a net loss of $32.7 million. The non-cash expense of $33.6 million consisted primarily of stock-based compensation of $17.2 million, depreciation and amortization of $11.7 million and a non-cash interest expense of $4.3 million. The changes in our net operating assets and liabilities of $3.3 million were primarily comprised of a decrease of $16.2 million in inventories and a decrease of $4.8 million in accounts receivable due to decrease in sales volume, partially offset by a net decrease of $18.1 million in accounts payable and accrued liabilities primarily due to timing of inventory purchases and price discounts to a customer in the six months ended September 27, 2015.

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

Net cash used in investing activities

Net cash used in investing activities for the six months ended October 2, 2016 of $9.9 million primarily reflected the purchase of available-for-sale investments of $138.7 million, the acquisition of the pressure sensor business from Sensirion Holding AG for $9.8 million and the purchase of property and equipment of $3.8 million, partially offset by the sale and maturity of available-for-sale investments of $143.0 million.

Net cash used in investing activities for the six months ended September 27, 2015 of $77.8 million primarily reflected the purchase of available-for-sale investments of $145.7 million and the purchase of property and equipment of $4.0 million, partially offset by the sale and maturity of available-for-sale investments of $71.8 million.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended October 2, 2016 of $1.6 million resulted primarily from proceeds from the issuance of common stock.

Net cash provided by financing activities for the six months ended September 27, 2015 of $3.6 million resulted primarily from proceeds from the issuance of common stock.

Off-Balance-Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 2, 2016, we were not involved in any unconsolidated SPE transactions.

Warranties and Indemnification

In connection with the sale of our products in the ordinary course of business, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and agree to indemnify customers against third-party claims for such infringement. Further, our certificate of incorporation and bylaws require us to indemnify our officers and directors against any action that may arise out of their services in that capacity. We have not been subject to any material liabilities under such provisions and therefore believe that our exposure for these indemnification obligations is minimal. Accordingly, we have no liabilities recorded for these indemnity agreements as of October 2, 2016.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of October 2, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Convertible senior notes obligations	$175,000	$—	$175,000	$—	$—
Interest on convertible senior notes obligations	6,359	3,054	3,305	—
Operating lease obligations	23,423	6,124	13,305	3,956	38
Purchase obligations	21,831	21,831	—	—	—

Total contractual obligations	$226,613	$31,009	$191,610	$3,956	$38

Convertible senior notes and interest on convertible senior notes obligations relate to the convertible senior notes issued in November 2013. See Note 5 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of the convertible senior notes.

Operating leases consist of contractual obligations from agreements for non-cancelable office space, net of future minimum lease income. Minimum sublease income from the third parties was approximately $0.4 million and $0.8 million for the three and six months ended October 2, 2016. Minimum sublease income from the third parties was approximately $0.4 million and $0.7 million for the three and six months ended September 27, 2015. In the event of the failure of a third party to comply with its obligations under the subleases, we remain contractually obligated, as primary lessee, under the lease.

Purchase obligations consist of the minimum purchase commitments made to contract manufacturers.

Included in our gross unrecognized tax benefits balance of $34.2 million at October 2, 2016 are $18.5 million of tax positions which would affect income tax expense if recognized. As of October 2, 2016, approximately $15.7 million of unrecognized tax benefits, including $12.6 million in federal and $3.0 million in states, would be offset by a change in valuation allowance. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur. As a result, these amounts are not included in the tables above.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. The risks facing our business have not changed materially from those discussed in our Annual Report on Form 10-K for the fiscal year ended April 3, 2016.

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

Dated: November 4, 2016	INVENSENSE, INC.

	By:	/s/ Mark P. Dentinger
Mark P. Dentinger
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of October 2, 2016 and April 3, 2016, (ii) Condensed Consolidated Statements of Operations for the three and six months ended October 2, 2016 and September 27, 2015 (iii) Condensed Consolidated Statements of Comprehensive loss for three and six months ended October 2, 2016 and September 27, 2015 (iv) Condensed Consolidated Statements of Cash Flows for the six months ended October 2, 2016 and September 27, 2015, and (v) Notes to Condensed Consolidated Financial Statements.