Form 10-Q
period 2017-01-01
InvenSense Inc
filed 2017-02-02
CIK 1294924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 1, 2017

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at January 23, 2017
Common Stock, $0.001 par value	94,581,290

INVENSENSE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVENSENSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	January 1, 2017	April 3, 2016
Assets
Current assets:
Cash and cash equivalents	$30,635	$41,105
Short-term investments	246,227	243,755
Accounts receivable	41,779	41,447
Inventories	32,916	62,297
Prepaid expenses and other current assets	8,776	9,250

Total current assets	360,333	397,854
Property and equipment, net	32,576	36,271
Intangible assets, net	41,297	43,169
Goodwill	143,320	139,175
Other assets	4,986	5,992

Total assets	$582,512	$622,461

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,033	$35,200
Accrued liabilities	30,333	30,248

Total current liabilities	40,366	65,448
Long-term debt	157,504	151,038
Other long-term liabilities	26,392	27,230

Total liabilities	224,262	243,716

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock:
Preferred stock, $0.001 par value — 20,000 shares authorized, no shares issued and outstanding at January 1, 2017 and April 3, 2016	—	—
Common stock:
Common stock, $0.001 par value — 750,000 shares authorized, 94,515 shares issued and outstanding at January 1, 2017; 93,010 shares issued and outstanding at April 3, 2016;	332,085	303,153
Accumulated other comprehensive (loss)	(275)	(26)
Retained earnings	26,440	75,618

Total stockholders’ equity	358,250	378,745

Total liabilities and stockholders’ equity	$582,512	$622,461

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Net revenue	$79,810	$120,029	$220,277	$338,870
Costs of revenue	46,333	70,228	128,523	197,667

Gross profit	33,477	49,801	91,754	141,203
Operating expenses:
Research and development	28,779	25,690	83,464	70,936
Selling, general and administrative	18,456	14,295	47,187	45,305
Legal settlement	—	—	—	11,708

Total operating expenses	47,235	39,985	130,651	127,949

Income (loss) from operations	(13,758)	9,816	(38,897)	13,254
Interest (expense)	(2,960)	(2,798)	(8,766)	(8,287)
Other income (expense), net	512	(35)	876	130

Income (loss) before income taxes	(16,206)	6,983	(46,787)	5,097
Income tax provision	277	5,093	2,391	3,361

Net income (loss)	$(16,483)	$1,890	$(49,178)	$1,736

Net income (loss) per share of common stock:
Basic	$(0.18)	$0.02	$(0.52)	$0.02

Diluted	$(0.18)	$0.02	$(0.52)	$0.02

Weighted average shares outstanding used in computing net income (loss) per share:
Basic	94,136	91,957	93,676	91,536

Diluted	94,136	92,922	93,676	92,957

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	January 1,	December 27,	January 1,	December 27,
	2017	2015	2017	2015
Net income (loss)	$(16,483)	$1,890	$(49,178)	$1,736
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(34)	(260)	(249)	(358)

Comprehensive income (loss)	$(16,517)	$1,630	$(49,427)	$1,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVENSENSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	January 1,	December 27,
	2017	2015
Cash flows from operating activities:
Net loss	$(49,178)	$1,736
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	10,261	9,548
Amortization of intangible assets	7,573	6,798
Non cash interest expense	6,465	5,991
Loss on other investments	625	—
Stock-based compensation expense	25,345	25,876
Contingent consideration adjustment	—	(5,307)
Deferred income tax assets	103	1,615
Tax effect of employee benefit plan	—	(876)
Changes in operating assets and liabilities:
Accounts receivable	(333)	1,993
Inventories	29,381	13,439
Prepaid expenses and other assets	896	2,217
Other assets	1,158	(1,781)
Accounts payable	(24,920)	21,757
Accrued liabilities	(795)	3,016

Net cash provided by operating activities	6,581	86,022

Cash flows from investing activities:
Acquisitions, net of cash acquired	(9,845)	—
Purchase of property and equipment	(6,669)	(6,233)
Sales and maturities of available-for-sale investments	235,034	114,924
Purchase of available-for-sale investments	(238,036)	(239,285)
Deposits and other	(1,103)	—

Net cash used in investing activities	(20,619)	(130,594)

Cash flows from financing activities:
Payment of contingent consideration	—	(1,908)
Proceeds from the issuance of common stock	3,670	4,720
Repayment of loan	(102)	—

Net cash provided by financing activities	3,568	2,812

Net decrease in cash and cash equivalents	(10,470)	(41,760)
Cash and cash equivalents:
Beginning of period	41,105	85,637

End of period	$30,635	$43,877

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,062	$3,062

Cash paid for income taxes	$643	$581

Noncash investing and financing activities:
Unpaid purchases of property and equipment	$386	$266

Unrealized loss from available-for-sale investments	$(275)	$(434)

Proceeds receivable from the exercise of stock options	$38	$—

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

Pending merger with TDK Corporation

The Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TDK Corporation, a company organized under the laws of Japan (“TDK Corporation”), and TDK Sensor Solutions Corporation, a Delaware corporation and a wholly-owned subsidiary of TDK Corporation (“Merger Sub”), dated as of December 21, 2016, providing for the merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of TDK Corporation (the “Merger”). The Merger Agreement was unanimously approved by the Company’s Board of Directors.

Pursuant to the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), will be automatically converted into the right to receive $13.00 per share in cash, without interest (the “Merger Consideration”), other than certain shares owned by the Company, TDK Corporation and their respective subsidiaries (which shares will be cancelled) and shares held by stockholders who have validly exercised their appraisal rights under Delaware law.

At the Effective Time, (i) each outstanding and unexercised vested option to purchase shares of Common Stock that has an exercise price per share that is less than the Merger Consideration (each, a “Vested Option”) will be cancelled and converted into the right to receive a payment in cash equal to the product of (a) the total number of shares of Common Stock subject to such Vested Option and (b) the excess, if any, of the Merger Consideration over the exercise price per share of such Vested Option, (ii) each outstanding and unexercised unvested option to purchase shares of Common Stock that has an exercise price per share that is less than the Merger Consideration (each, an “Unvested Option”) will be cancelled and converted into the right to receive a payment in cash equal to the product of (a) the total number of shares of Common Stock subject to such Unvested Option and (b) the excess, if any, of the Merger Consideration over the exercise price per share of such Unvested Option, but only if the holder of such Unvested Option satisfies all of the vesting conditions that would have related to the terminated Unvested Option (including continued employment requirements through the applicable dates of vesting), (iii) each outstanding vested restricted stock unit (each, a “Vested RSU”) will be cancelled and exchanged for the right to receive a payment in cash equal to the product of (a) the total number of shares of Common Stock subject to such Vested RSU and (b) the Merger Consideration, (iv) each outstanding unvested restricted stock unit (each, an “Unvested RSU”) will be cancelled and exchanged for the right to receive a payment equal to the product of (a) the total number of shares of Common Stock subject to such Unvested RSU and (b) the Merger Consideration, but only if the holder of such Unvested RSU satisfies all of the vesting conditions that would have related to the terminated Unvested RSU (including continued employment requirements through the applicable dates of vesting), and (v) each outstanding unvested share of restricted Common Stock will be cancelled and converted into the right to receive a payment in cash equal to the Merger Consideration, but only if the holder of such restricted Common Stock satisfies all of the vesting conditions that would have related to the terminated unvested share of restricted Common Stock. Each Vested Option or Unvested Option with an exercise price per share that is equal to or greater than the Merger Consideration shall be cancelled without consideration.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Merger Agreement contains customary representations and warranties by the Company, TDK Corporation and Merger Sub. The Merger Agreement also contains customary covenants and agreements, including with respect to the operations of the Company and its subsidiaries between signing and closing, restrictions on responses by the Company with respect to the receipt of alternative transactions, governmental filings and approvals and other matters.

The Merger Agreement generally prohibits the Company’s solicitation of proposals relating to alternative transactions and restricts the Company’s ability to furnish non-public information to, or participate in any discussions or negotiations with, any third party with respect to any alternative transaction, subject to certain limited exceptions.

The transaction is subject to customary closing conditions that include, among others, approvals from the Company’s stockholders and receipt of required regulatory approval. Under terms specified in the Merger Agreement, the Company or TDK Corporation may terminate the agreement and as a result either the Company or TDK Corporation may be required to pay a $46.7 million termination fee to the other party in certain circumstances.

The Merger Agreement provides for the Merger to be consummated before June 21, 2017, subject to a three-month extension if necessary to obtain certain regulatory approvals.

Following completion of the Merger, the Company will become a wholly-owned subsidiary of TDK Corporation, the Company’s common stock will cease to be listed on the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended, and as such, the Company will no longer file periodic reports with the SEC.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, which is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2016 and incorporated herein by reference.

Concurrently with the execution of the Merger Agreement, the Company’s directors, executive officers and certain stockholders of the Company, in their capacities as holders of Common Stock or other equity interests of the Company, each entered into a voting agreement with TDK Corporation (the “Voting Agreement”) pursuant to which each agreed, among other things, to vote their Common Stock for the approval of the Merger Agreement and against any alternative proposal, and to comply with certain restrictions on the disposition of their Common Stock, subject to the terms and conditions contained in the Voting Agreement. The Voting Agreements will terminate upon the earlier of (a) the termination of the Merger Agreement in accordance with its terms, (b) the Effective Time, (c) the end date specified in the Merger Agreement and (d) such time as the Merger Agreement is amended to change the form or reduce the amount of the Merger Consideration. The foregoing description of the Voting Agreements does not purport to be complete and is qualified in its entirety by reference to the Voting Agreements, a form of which is filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2016 and incorporated herein by reference.

In connection with the Merger, the Company entered into retention agreements with certain of its executive officers that provide for the payment of retention bonuses contingent upon the closing of the Merger and continued employment as set forth in such agreements. The foregoing description of the letter agreements does not purport to be complete and is qualified in its entirety by reference to such agreements, copies of which are filed as Exhibits 10.2, 10.3 and 10.4 to this Quarterly Report on Form 10-Q and incorporated herein by reference. The Company has also entered into retention agreements providing for a retention bonus with certain other officers who are not named executive officers.

The Company recorded transaction-related costs of $3.0 million, principally for outside financial advisory, legal, and related fees and expenses associated with the pending acquisition, in the quarter ended January 1, 2017. Additional transaction-related costs are expected to be incurred through the closing of the Merger.

The pending acquisition of the Company by TDK Corporation does not impact the basis of presentation in the accompanying financial statements.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Certain significant business risks and uncertainties

The Company participates in the high-technology industry and believes that a number of factors including, but not limited to the following could have a material effect on the Company’s future financial position, results of operations, or cash flows: the impact of the proposed Merger; reliance on a limited number of primary customers to support the Company’s revenue generating activities; changes in end-user demand for the products manufactured and sold by the Company and its customers; the receipt, reduction, cancellation or delay of significant orders by customers; advances and trends in new technologies and industry standards; new product announcements and introductions by the Company’s competitors; the general cyclicality and seasonality of the semiconductor and consumer electronics industries and the resulting effect on the Company’s business; market acceptance of the Company’s and its customers’ products; the Company’s development and introduction of new products on a timely basis; developing new sales channels and attracting new customers; significant warranty claims, including those not covered by the Company’s suppliers; delays in the Company’s customers’ ability to manufacture and ship products that incorporate the Company’s products caused by internal and external factors unrelated to the Company’s business and that are out of its control; shortages of key third party components; the effects of competitive pricing pressures, including decreases in average selling prices of the Company’s products; write-downs of inventory for excess quantity, changes in business priorities, technological obsolescence and erosion in net realizable value; strategic relationships, including key component suppliers; litigation or claims against the Company based on intellectual property, patent, product, regulatory, or other factors; and the Company’s ability to attract and retain employees necessary to support its growth. Further information on potential risks that could affect the Company’s business and financial results is included in the Company’s Annual Report on Form 10-K for the year ended April 3, 2016 filed with SEC on May 25, 2016 and in Part II, Item 1A – Risk Factors, herein.

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

Fiscal year

The Company’s fiscal year is a 52 or 53-week period ending on the Sunday closest to March 31. Fiscal year 2016 was a 53-week fiscal year ended April 3, 2016 (“fiscal year 2016”). The extra week was included in the Company’s fourth fiscal quarter ended April 3, 2016. The Company’s fiscal year ended March 29, 2015 (“fiscal year 2015”) was comprised of 52 weeks.

The first, second and third fiscal quarters in each of the two most recent fiscal years included 13 weeks.

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

The condensed consolidated balance sheet as of April 3, 2016, included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect adjustments, consisting of all normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, comprehensive loss and cash flows for the interim periods. The results of operations for the period ended January 1, 2017 is not necessarily indicative of the results to be expected for the fiscal year ending April 2, 2017 or for any future year or interim period.

Use of estimates

The preparation of the Company’s condensed consolidated financial statements and related notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and related notes and the reported amounts of income and expenses during the reporting period. Significant estimates included in the condensed consolidated financial statements and related notes include income taxes, inventory valuation, stock-based compensation, loss contingencies, warranty reserves, goodwill, valuation of acquired assets, and valuation of Convertible Senior Notes, including the related convertible note hedges and warrants. These estimates are based upon information available as of the date of the condensed consolidated financial statements, and actual results could differ from those estimates.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. In accordance with Accounting Standard Codification (“ASC”) 350, the Company reviews goodwill for impairment at the reporting unit level on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. The Company monitors the recoverability of goodwill recorded in connection with acquisitions annually, or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs the annual goodwill impairment analysis in the third quarter of each fiscal year. As of January 1, 2017, no events or changes in circumstances indicate the carrying value may not be recoverable.

Concentration of credit risk

The majority of the Company’s products are shipped to distributors, original design manufacturers and contract manufacturers (collectively referred to as “intermediaries”), who are the legal counter-parties to the Company’s sales. When the Company references customers, sales, and revenue data in this Quarterly Report on Form 10-Q, the Company is referring to the manufacturers of consumer electronics devices who are the end customers for its products. However, any disclosure about the composition of the Company’s accounts receivable refers to the intermediaries. Some of the Company’s intermediaries may serve more than one of the Company’s customers. As a result, attempting to compare or correlate disclosures about the Company’s accounts receivable composition as of a particular date with the disclosures regarding revenues generated by the Company’s customers for the period ending on the same date can be difficult or misleading.

One distributor accounted for 69% of accounts receivable and one customer accounted for 10% of accounts receivable at January 1, 2017. One distributor accounted for 48% of accounts receivable and one customer accounted for 11% of accounts receivable at April 3, 2016.

For the three and nine months ended January 1, 2017, Apple Inc. (“Apple”) accounted for 59% and 55% of total net revenue, respectively. For the three and nine months ended December 27, 2015, Apple accounted for 47% and 40% of total net revenue, respectively, and Samsung Electronics Co., Ltd. accounted for 13% and 18% of total net revenue, respectively.

Warranty

The Company offers one-year standard warranty on its products. In selective cases, the warranty period can be extended to multiple years. The Company’s accrual for anticipated warranty costs includes management’s judgment regarding anticipated rates of warranty claims and associated repair costs. The following table summarizes the activity related to product warranty liability during the nine months ended January 1, 2017 and December 27, 2015:

	Nine Months Ended
	January 1, 2017	December 27, 2015
	(in thousands)
Beginning balance	$625	$341
Provision for warranty	284	551
Adjustments related to changes in estimate	64	(96)
Less: actual warranty costs	(481)	(195)

Ending balance	$492	$601

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net income (loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period, which excludes dilutive unvested restricted stock. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding, including unvested restricted stock, certain warrants to purchase common stock and potential dilutive shares from the dilutive effect of outstanding stock options using the treasury stock method. In periods in which the Company has reported a net loss, the common stock equivalents are excluded from the calculation of diluted net loss per share of common stock as their effect is antidilutive.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
	(in thousands, except per share data)
Numerator:
Basic and diluted
Net income (loss)	$(16,483)	$1,890	$(49,178)	$1,736

Denominator:
Basic shares:
Weighted-average shares used in computing basic net income (loss) per share	94,136	91,957	93,676	91,536

Diluted shares:
Weighted-average shares used in computing basic net income (loss) per share	94,136	91,957	93,676	91,536
Effect of potentially dilutive securities:
Stock options and unvested restricted stock	—	965	—	1,421

Weighted-average shares used in computing diluted net income (loss) per share	94,136	92,922	93,676	92,957

Net income (loss) per share
Basic	$(0.18)	$0.02	$(0.52)	$0.02
Diluted	$(0.18)	$0.02	$(0.52)	$0.02

The following summarizes the potentially dilutive securities outstanding at the end of each period that were excluded from the computation of diluted net income (loss) per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
	(in thousands)
Employee stock options	11,915	7,335	11,711	5,329
Unvested restricted stock units	5,159	2,935	5,127	2,463

Total antidilutive securities	17,074	10,270	16,838	7,792

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

Property and equipment, net by country was as follows:

Country	January 1, 2017	April 3, 2016
	(in thousands)
Taiwan	$22,028	$25,183
United States	8,473	9,207
Other	2,075	1,881

	$32,576	$36,271

Net revenue from unaffiliated customers by location of the Company’s customers’ headquarters offices was as follows:

	Three Months Ended		Nine Months Ended
Region	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
	(in thousands)
United States	$51,933	$61,672	$132,231	$148,388
China	14,581	19,155	41,871	72,347
Korea	3,982	26,013	14,850	76,629
Japan	3,913	5,686	14,066	17,850
Taiwan	3,843	5,261	12,851	16,023
Rest of world	1,558	2,242	4,408	7,633

	$79,810	$120,029	$220,277	$338,870

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 provides guidance that companies will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The standard requires public entities to apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2016, including interim reporting periods therein. On April 1, 2015, the FASB proposed a one-year deferral of the effective date for this pronouncement. The Company will be required to implement the new revenue recognition standard for the first quarter of fiscal year 2019. The Company is currently evaluating the impact on its consolidated financial statements.

2.	Cash equivalents and available-for-sale investments

At January 1, 2017, cash and cash equivalents totaled $30.6 million, of which $6.6 million was cash and $24.0 million was cash equivalents invested in money market funds. At January 1, 2017, $19.6 million of the cash and cash equivalents were held by the Company’s foreign subsidiaries. Additionally, as of January 1, 2017, the Company had short-term available-for-sale investments of $246.2 million.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair value measurements at each reporting date were as follows:

January 1, 2017:

Assets and liabilities measured at fair value on a recurring basis were presented in the Company’s condensed consolidated balance sheet as of January 1, 2017.

	January 1, 2017	Quoted prices in active markets for identical assets or liabilities Level 1	Significant other observable inputs Level 2	Significant other unobservable inputs Level 3
	balance
	(in thousands)
Assets
Money market funds	$23,998	$23,998	$—	$—
Corporate notes and bonds	91,369	—	91,369	—
Commercial paper	120,074	—	120,074	—
U.S. agency securities	34,784	—	34,784	—

Total investments	$270,225	$23,998	$246,227	$—

Liabilities
Contingent consideration	$1,909	$—	$—	$1,909

Assets
Cash equivalents	$23,998	$23,998	$—	$—
Short-term investments	246,227	—	246,227	—

Total investments	$270,225	$23,998	$246,227	$—

Liabilities
Accrued liabilities	$1,909	$—	$—	$1,909

Total contingent consideration	$1,909	$—	$—	$1,909

	January 1, 2017	Gross unrealized gain	Gross unrealized loss	January 1, 2017
	amortized cost			estimated FMV
	(in thousands)
Corporate notes and bonds	$91,476	$—	$(107)	$91,369
Commercial paper	120,184	1	(111)	120,074
U.S. agency securities	34,842	—	(58)	34,784

Total available-for-sale investments	$246,502	$1	$(276)	246,227

Money market funds				23,998

Total aggregate fair value				$270,225

The fair values of money market funds were derived from quoted market prices as active markets for these instruments exist. The fair values of corporate notes and bonds, commercial paper and U.S. agency securities were derived from non-binding market consensus prices that are corroborated by observable market data.

None of the gross unrealized losses as of January 1, 2017 were considered to be other-than-temporary impairments.

There were no transfers of assets measured at fair value between Level 1 and Level 2 during the nine months ended January 1, 2017.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Level 3 financial liabilities:

The following table provides a summary of changes in fair value of the Company’s contingent consideration categorized as Level 3 for the nine months ended January 1, 2017 and December 27, 2015:

	Nine Months Ended
	January 1, 2017	December 27, 2015

Beginning balance	$1,909	$9,124
Payments made on contingent liabilities	—	(1,908)
Change in fair value and other	—	(5,307)

Ending balance	$1,909	$1,909

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

In fiscal year 2016, the fair value of contingent consideration, net declined by $5.3 million. The decline in fair value was the result of a reduction in the probability of a design win milestone associated with the Movea, S.A. (“Movea”) acquisition from 50% to 0% and a reduction in the probability of a design win associated with the Trusted Positioning, Inc. (“TPI”) acquisition from 50% to 0%. The gross declines in fair value of the design win milestones for Movea and TPI were $4.0 million and $2.4 million, respectively, and were recorded as a credit to research and development expense. The earn-out payments for the Movea and TPI design win milestones were not made as these milestones were not met and expired during fiscal year 2016. Offsetting the gross declines was an increase in the fair value of two TPI cloud application milestones as a result of an increase in the estimated probability of achievement of those milestones. The increase in the fair value of the cloud application milestones was $1.1 million, which was recorded as a debit to research and development expense in fiscal year 2016. A design milestone for TPI was achieved and the payment of $1.9 million was made in fiscal year 2016. The last milestone of $1.9 million for TPI is expected to be paid in the first quarter of fiscal year 2018.

3.	Balance sheet details

Inventories

Inventories at January 1, 2017 and April 3, 2016 consist of the following:

	January 1, 2017	April 3, 2016
	(in thousands)
Work in process	$22,349	$40,329
Finished goods	10,567	21,968

Total inventories	$32,916	$62,297

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Prepaid expenses and other current assets

Prepaid expenses and other current assets at January 1, 2017 and April 3, 2016 consist of the following:

	January 1, 2017	April 3, 2016
	(in thousands)
Prepaid expenses	$5,458	$5,256
Income tax receivable	203	156
Other receivables	910	1,676
Other current assets	2,205	2,162

Total prepaid expenses and other current assets	$8,776	$9,250

Property and equipment

Property and equipment at January 1, 2017 and April 3, 2016 consists of the following:

	January 1, 2017	April 3, 2016
	(in thousands)
Production and lab equipment	$56,362	$52,821
Computer equipment and software	10,878	9,074
Equipment under construction	1,950	607
Leasehold improvements and furniture and fixtures	8,414	8,396

Subtotal	77,604	70,898
Accumulated depreciation and amortization	(45,028)	(34,627)

Property and equipment—net	$32,576	$36,271

Depreciation expense for the three and nine months ended January 1, 2017 was $3.5 million and $10.3 million, respectively. Depreciation expense for the three and nine months ended December 27, 2015 was $3.3 million and $9.5 million, respectively. Equipment under construction consists primarily of production and lab equipment. Equipment under construction is not subject to depreciation until it is available for its intended use. All of the equipment under construction is expected to be completed and placed in service by the end of fiscal year 2017.

Accrued liabilities

Accrued liabilities at January 1, 2017 and April 3, 2016 consist of the following:

	January 1, 2017	April 3, 2016
	(in thousands)
Payroll-related expenses	$8,344	$8,030
Bonuses	3,330	5,040
Contingent consideration, current portion	1,909	1,909
Deferred revenue	1,654	1,949
Legal fees	1,135	197
Accrued contractual coupon interest payable on convertible senior notes	550	1,313
Income tax payable	725	553
Other tax payable	768	768
Customer deposits	1,580	4,008
Other accrued liabilities	10,338	6,481

Total accrued liabilities	$30,333	$30,248

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other long-term liabilities

Other long-term liabilities at January 1, 2017 and April 3, 2016 consists of the following:

	January 1, 2017	April 3, 2016
	(in thousands)
Long-term tax payable	$15,500	$13,928
Deferred rent	2,742	3,436
Deferred tax liabilities	2,318	3,026
Deferred revenue	3,500	4,100
Long-term debt	2,246	2,465
Other long-term liabilities	86	275

Total other long-term liabilities	$26,392	$27,230

4.	Commitments and contingencies

Operating lease obligations

The Company has non-cancelable operating leases for its facilities through fiscal year 2022.

Future minimum lease payments, net of future minimum lease income, under operating leases as of January 1, 2017 are as follows:

Amount
Fiscal Years Ending:	(in thousands)
2017 (remainder)	$1,269
2018	6,090
2019	6,753
2020	5,407
2021	1,486
Beyond	581

Total	$21,586

The Company’s lease agreements provide for rental payments which have certain lease incentives and graduated rental payments. As a result, the rent expense is recognized on a straight-line basis over the term of the lease. The Company’s rental expense under operating leases, net of the rent income from subleases of $0.4 million and $1.2 million, was approximately $1.3 million and $3.7 million for the three and nine months ended January 1, 2017, respectively. The Company’s rental expense under operating leases, net of the rent income from subleases of $0.4 million and $1.1 million, was approximately $1.1 million and $3.7 million for the three and nine months ended December 27, 2015, respectively.

Purchase Commitments

The Company has non-cancelable purchase commitments with its foundry vendors. Future minimum payments of $14.4 million under the purchase commitments as of January 1, 2017 are due in less than twelve months.

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

In addition, in January and March 2015, other purported shareholders filed three substantially similar shareholder derivative complaints against two of our current and former officers and several of our current and former directors, two in the U.S. District Court, Northern District of California and a third in Santa Clara Superior Court (George E Rollins v. Behrooz Abdi et al., Case No. 5:15-cv-00184-PSG, filed on January 13, 2015; Linda Karr v. Behrooz Abdi et al., Case No. 5:15-cv-00200-NC, filed on January 14, 2015; and Robert Bilbrey v. Behrooz Abdi et al., Case No. 1-15-CV-278742, filed on March 20, 2015). The two federal court derivative actions have been consolidated into In re InvenSense, Inc. Derivative Litigation, Case No. 5:15-cv-00184-JD. In June 2016, another purported shareholder filed a substantially similar shareholder derivative complaint against three of our current and former officers and several of our current and former directors in the Superior Court of the Commonwealth of Massachusetts, Suffolk County (Valerie Caveglia v. Jon Olson, et al., Civil Action No. 16-1971-BLS-1) (collectively, the “Derivative Cases”). In the Derivative Cases complaints, the plaintiffs make allegations similar to those presented in the Securities Case, but the plaintiffs assert various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment. The Company has undertaken an evaluation of these complaints. Plaintiffs in all four of the Derivative Cases have agreed to, and the courts have entered, indefinite stays pending developments in the Securities Case.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

2) During the five business day period after any five consecutive trading day period in which the “trading price” per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or

3) Upon the occurrence of specified corporate events, including if there is a fundamental change. The Merger Agreement dated as of December 21, 2016 did not constitute a specified corporate event or a fundamental change which may require the Company to redeem the Notes; however, the consummation of the Merger will constitute a fundamental change and a “Make-Whole Fundamental Change” under the indenture dated as of November 13, 2013 by and between the Company and Wells Fargo Bank, National Association, as trustee (the “Indenture”). Following the consummation of the Merger, the Company expects TDK Corporation to cause it to, as required by the terms of the Indenture, launch a tender offer to purchase the Notes at their principal amount plus accrued and unpaid interest (the “Repurchase Right”). In connection with the Merger, holders of the Notes also have the right, in lieu of the Repurchase Right, to convert each one thousand dollar principal amount of their Notes for cash at the then-applicable conversion rate under the Indenture pursuant to the terms of a supplemental indenture, however this would result in holders receiving less cash for their Notes than if they had instead exercised the Repurchase Right.

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

The Company separately accounts for the liability and equity components of the Notes. The initial debt component of the Notes was valued at $135.7 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 7.3%, with the equity component representing the residual amount of the proceeds of $39.3 million which was recorded as a debt discount. The issuance costs were allocated pro-rata based on the relative initial carrying amounts of the debt and equity components, including the Note hedges and warrants transactions described below. As a result,

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$2.5 million of the issuance costs were allocated to the equity component of the Notes, $3.0 million of issuance costs paid to the initial purchaser were accounted for as a debt discount and $0.25 million of the issuance costs were classified as other non-current assets. Debt issuance costs were reclassified and presented in the balance sheet as a direct deduction from the carrying value of the debt liability, consistent with the presentation of a debt discount in the first quarter of fiscal year 2016 under the guidance of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The debt discount and the issuance costs allocated to the debt component are amortized as additional interest expense over the term of the Notes using the effective interest method.

As of January 1, 2017, the remaining amortization period of the debt discount and the issuance costs is 1.8 years. The effective interest rate of the Notes is 7.84% per annum (1.75% coupon rate plus 6.09% of non-cash accretion expense).

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

The Note Hedges and Warrants are classified in stockholders’ equity in the Company’s condensed consolidated balance sheets.

The following table summarizes the principal amounts and related unamortized discount on the Notes:

	January 1, 2017	April 3, 2016
	(in thousands)
Principal amount of the Notes	$175,000	$175,000
Unamortized discount on the Notes	17,385	23,809
Unamortized debt issuance costs	111	153

Net carrying value	$157,504	$151,038

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the amount of interest expense recognized related to the Notes:

	Three Months Ended		Nine Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
	(in thousands)
Contractual coupon interest expense	$762	$764	$2,290	$2,292
Accretion of debt discount	2,181	2,020	6,424	5,951
Amortization of debt issuance costs	14	13	42	39

Total interest expense related to the Notes	$2,957	$2,797	$8,756	$8,282

As of January 1, 2017, the Company’s aggregate future principal debt maturities are as follows:

Fiscal Year	January 1, 2017
(in thousands)
2019	$175,000

Total	$175,000

The Notes are shown in the accompanying condensed consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market each period. The approximate fair value of the Notes as of January 1, 2017 was $173.7 million. The fair value of the Notes was determined using quoted market prices for similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

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

Under the 2011 Plan, the Board of Directors may grant incentive stock options, nonqualified stock options, or stock awards to eligible persons, including employees, nonemployees, members of the Board of Directors, consultants and other independent advisors who provide services to the Company.

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

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock option activities of the Company under the 2011 Plan and 2004 Plan (the “Plans”) are as follows (in thousands, except per share amounts):

	Options issued and outstanding	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Balance — April 3, 2016	10,126	$12.76	7.53	$5,016
Options granted	2,964	6.04
Exercised options	(129)	6.61
Cancelled options	(1,256)	13.84

Balance — January 1, 2017	11,705	$11.01	7.37	$37,647

Vested and expected to vest — January 1, 2017	10,518	$11.27	7.19	$31,749
Exercisable — January 1, 2017	5,854	$11.87	6.02	$13,821

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

The aggregate intrinsic value of the stock options exercised during the three and nine months ended January 1, 2017 was $0.4 million. The aggregate intrinsic value of the stock options exercised during the three and nine months ended December 27, 2015 was $0.2 million and $2.8 million, respectively. The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the estimated fair market value of the underlying common stock at the date of exercise.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The number of options expected to vest takes into account an estimate of expected forfeitures. As of January 1, 2017, the remaining unamortized stock-based compensation expense, reduced for estimated forfeitures related to non-vested options, was $15.3 million to be amortized over a weighted-average remaining period of 3.2 years. Total unrecognized expense will be adjusted for future changes in estimated forfeitures.

The Company used the following weighted-average assumptions in determining stock-based compensation expense for options granted in the three and nine months ended January 1, 2017 and December 27, 2015:

	Three Months Ended		Nine Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Expected term (in years)	5.6	5.2	5.5	5.1
Volatility	53.2%	44.8%	49.4%	45.1%
Risk-free interest rate	1.8%	1.7%	1.4%	1.5%
Dividend rate	0%	0%	0%	0%

The weighted-average grant date fair value of stock options granted in the three and nine month ended January 1, 2017 was $2.79 and $4.16 per share, respectively. The weighted-average grant date fair value of stock options granted in the three and nine month ended December 27, 2015 was $4.35 and $5.97 per share, respectively.

Restricted stock units and restricted stock

Restricted stock unit and restricted stock activity of the Company under the Plans are as follows:

Restricted stock units and restricted stock activities	Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands, except per share amount)
Unvested at April 3, 2016	4,972	$13.47
Granted	1,652	6.84
Released	(891)	15.06
Forfeited	(645)	13.13

Unvested at January 1, 2017	5,088	$11.08

Restricted stock units and restricted stock granted to employees are generally subject to the employee’s continued service to the Company over the vesting period. The fair value of restricted stock units and restricted stock is determined using the fair value of the Company’s common stock on the date of the grant. Compensation expense is generally recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. As of January 1, 2017, the remaining unamortized stock-based compensation expense, reduced for estimated forfeitures related to non-vested restricted stock units and restricted stock, was $34.0 million to be amortized over a weighted-average remaining period of 2.6 years.

The weighted-average grant-date fair value per share of restricted stock units and restricted stock awarded in the three and nine months ended January 1, 2017 was $8.04 and $6.84 per share, respectively. The weighted-average grant-date fair value per share of restricted stock units and restricted stock awarded in the three and nine months ended December 27, 2015 was $10.44 and $13.12 per share, respectively.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2013 Employee stock purchase plan

Under the 2013 Employee Stock Purchase Plan, as amended (the “ESPP”), eligible employees may apply accumulated payroll deductions, which may not exceed 10% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the ESPP is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each offering period, or (ii) the fair market value of the Company’s common stock on the purchase date (as defined in the ESPP). Each offering period consists of one purchase period of approximately six month duration.

At the 2016 and 2015 annual meetings of stockholders, stockholders of the Company approved amendments to the ESPP to increase the number of shares of common stock reserved for future issuance by 2,000,000 shares and 1,000,000 shares, respectively, which brought the total amount of common stock reserved for issuance pursuant to the ESPP to an aggregate of 3,400,000 shares. 1,011,000 shares had been purchased pursuant to the ESPP as of January 1, 2017.

Compensation expense recognized in connection with the ESPP was $0.2 million and $0.7 million for the three and nine months ended January 1, 2017. Compensation expense recognized in connection with the ESPP was $0.1 million and $0.6 million for the three and nine months ended December 27, 2015.

Common stock

As of January 1, 2017 and April 3, 2016, common stock reserved for future issuance was as follows:

Common stock reserved for issuance	January 1, 2017	April 3, 2016
	(in thousands)
Stock plans
Outstanding stock options	11,705	10,126
Outstanding restricted stock units and restricted stock	5,087	4,972
Reserved for future equity incentive grants	10,323	9,295

	27,115	24,393
Purchase plan	2,390	1,000
Shares issuable upon exercise of warrants to purchase common stock	7,995	7,995

Total common stock reserved for future issuances	37,500	33,388

Stock-based compensation expense

Total employee stock-based compensation cost for the Company’s stock plans for the three and nine months ended January 1, 2017 and December 27, 2015 is as follows:

	Three Months Ended		Nine Months Ended
	January 1,	December 27,	January 1,	December 27,
	2017	2015	2017	2015
	(in thousands)
Cost of revenue	$541	$627	$1,728	$1,811
Research and development	3,930	3,490	12,221	11,328
Selling, general and administrative	3,653	4,076	11,396	12,737

Total stock-based compensation expense	$8,124	$8,193	$25,345	$25,876

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Income taxes

In the three and nine months ended January 1, 2017, the Company recorded an income tax provision of $0.3 million and $2.4 million, respectively. In the three and nine months ended December 27, 2015, the Company recorded an income tax provision of $5.1 million and $3.4 million, respectively. The Company’s estimated 2017 effective tax rate differs from the U.S. statutory rate primarily due to the valuation allowances on certain of the Company’s net operating losses and tax credits, foreign tax rate differences, integration of acquired technologies, and non-deductible stock-based compensation expense.

On July 27, 2015, the Tax Court issued an opinion (Altera Corp. et al. v. Commissioner) regarding the treatment of stock-based compensation expense in intercompany cost-sharing arrangements. However, U.S. Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Also, there is uncertainty related to the Internal Revenue Service (“IRS”) response to the Tax Court opinion, the final resolution of this issue, and the potential favorable benefits to the Company. As such, no impact has been recorded for the three and nine month periods ended January 1, 2017. The Company will continue to monitor developments related to this opinion and the potential impact of those developments on the Company’s current and prior fiscal years.

The Company does not provide for federal income taxes on undistributed earnings of its foreign subsidiaries because it is the Company’s intent to reinvest earnings indefinitely offshore.

As of January 1, 2017, gross unrecognized tax benefits were $35.0 million. If gross unrecognized tax benefits as of January 1, 2017 were realized in a subsequent period, this would result in a tax benefit of $18.7 million within the provision of income taxes at such time.

The Company’s tax returns for the 2011 through 2014 tax years are currently under examination by the IRS. The Company may be subject to examination by the State of California for the tax years 2010 and forward. The Company’s tax returns are subject to routine examination for tax years 2008 and forward in various foreign tax jurisdictions in which it operates.

The Company is engaged in discussions and negotiations with the IRS regarding tax matters in the tax years 2011 through 2014. The balance of the gross unrecognized tax benefits may decrease within the next twelve months due to lapses of applicable statutes of limitations and the completion of tax review cycles in various tax jurisdictions.

The Company is pursuing all reasonable administrative remedies relative to these matters. The management believes that the Company has adequately provided for any reasonably foreseeable outcomes related to these proposed adjustments and the ultimate resolution of these matters is unlikely to have a material effect on its consolidated financial condition or results of operations, however there is still a possibility that an adverse outcome of these matters could have a material effect on its consolidated financial condition and results of operations.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Acquisition

The Company completed one acquisition in fiscal year 2017 and one acquisition in fiscal year 2016. The acquisitions have been accounted for under ASC 805. Under ASC 805, the total purchase consideration of the acquisition is allocated to the tangible assets and identifiable intangible assets and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets is recorded as goodwill, and was derived from expected benefits from future technology development, synergies and the knowledgeable and experienced workforce who joined the Company after the acquisitions.

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

Fiscal year 2016

In December 2015, the Company acquired certain assets of Spirit Corp LLC and its affiliates used in the development of navigation solutions. The total cash consideration associated with the acquisition was approximately $7 million for which the purchase price was attributable to the acquired in-process research and development. The fair value of in-process research and development was determined using a cost approach, which includes an estimate of time and expenses required to recreate the intangible asset. The Company will also record approximately $1.0 million in post-acquisition expense that may be payable in the future should certain specified milestones be met. This acquisition is not significant to the Company’s results of operations.

9.	Goodwill and intangible assets

The Company monitors the recoverability of goodwill recorded in connection with acquisitions annually, or whenever events or changes in circumstances indicate the carrying value may not be recoverable. There were no changes in the carrying amount of goodwill since April 3, 2016. The Company performs the annual goodwill impairment analysis during the third quarter of each fiscal year. As of and for the nine months ended January 1, 2017, the Company concluded that the $143.3 million of goodwill was not impaired.

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

During the nine months ended January 1, 2017, one IPR&D project was released to production. The IPR&D value allocated to this project of $1.6 million was transferred to developed technology. The estimated useful life for this technology was five years. In fiscal year 2016, two IPR&D projects were released to production. The IPR&D value allocated to the projects of $3.3 million and $1.7 million, respectively, were transferred to developed technology. The estimated useful life for each technology is five years.

INVENSENSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization for acquired intangible assets for the three and nine months ended January 1, 2017 was approximately $2.7 million and $7.6 million, respectively. Amortization for acquired intangible assets for the three and nine months ended December 27, 2015 was approximately $2.3 million and $6.8 million, respectively. The following table represents intangible assets and accumulated amortization:

	January 1, 2017
		Accumulated
	Gross	amortization	Net
	(in thousands)
Developed technology	$56,580	$24,290	$32,290
Customer relationships	1,560	706	854
Patents	2,120	717	1,403

Total intangible assets subject to amortization	60,260	25,713	34,547
IPR&D	6,750	—	6,750

Total intangible assets, net	$67,010	$25,713	$41,297

	April 3, 2016
		Accumulated
	Gross	amortization	Net
	(in thousands)
Developed technology	$49,310	$17,159	$32,151
Customer relationships	1,560	539	1,021
Patents	2,120	443	1,677

Total intangible assets subject to amortization	52,990	18,141	34,849
IPR&D	8,320	—	8,320

Total intangible assets, net	$61,310	$18,141	$43,169

The estimated future amortization expense related to intangible assets at January 1, 2017, is as follows:

Estimated
amortization
Fiscal Year	(in thousands)
2017 (remainder)	$2,692
2018	10,764
2019	10,764
2020	6,820
2021	2,057
Thereafer	1,450

Total	$34,547

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

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These forward-looking statements include, but are not limited to, statements regarding the previously announced pending merger with TDK Corporation, our expectations as to when cash payments and milestone payments are to be made; our ability to protect our intellectual property and defend against infringement claims; our expectations as to the outcome of current and future legal proceedings, including the potential impact thereof; our estimated useful life of certain technologies; our belief that a substantial majority of our net revenue will continue to come from sales to customers in Asia and from sales to customers who are headquartered in the United States, but who use contract manufacturers in Asia; the outcome of current and future tax examinations by the IRS, California and various foreign tax jurisdictions; our belief that the proposed tax adjustments and the ultimate resolution thereof is unlikely to have a material effect on our consolidated financial condition or results of operations; our belief in the sufficiency of our current cash, cash equivalents and investments to satisfy our liquidity requirements for the next 12 months; our plans to reinvest earnings from our foreign subsidiaries outside of the United States; and our belief that exposure for indemnification obligations is minimal. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-Q. These factors include, but are not limited to, the risks referred to under Item 1A. of Part II — “Risk Factors,” included in the Company’s Annual Report on Form 10-K filed on May 25, 2016 with the SEC, and discussed elsewhere in this Quarterly Report on Form 10-Q including in Note 1 to the Condensed Consolidated Financial Statements, Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1A of Part II — “Risk Factors,” and those discussed in other documents we file with the SEC. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

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

Pending merger with TDK Corporation

We entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TDK Corporation, a company organized under the laws of Japan (“TDK Corporation”), and TDK Sensor Solutions Corporation, a Delaware corporation and a wholly-owned subsidiary of TDK Corporation (“Merger Sub”), dated as of December 21, 2016, providing for the merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of TDK Corporation (the “Merger”). The Merger Agreement was unanimously approved by our Board of Directors (the “Board”).

Pursuant to the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of our common stock, par value $0.001 per share (the “Common Stock”), will be automatically converted into the right to receive $13.00 per share in cash, without interest (the “Merger Consideration”), other than certain shares owned by us, TDK Corporation and our and its respective subsidiaries (which shares will be cancelled) and shares held by stockholders who have validly exercised their appraisal rights under Delaware law.

Treatment of Compensatory Equity Awards

At the Effective Time, (i) each outstanding and unexercised vested option to purchase shares of Common Stock that has an exercise price per share that is less than the Merger Consideration (each, a “Vested Option”) will be cancelled and converted into the right to receive a payment in cash equal to the product of (a) the total number of shares of Common Stock subject to such Vested Option and (b) the excess, if any, of the Merger Consideration over the exercise price per share of such Vested Option, (ii) each outstanding and unexercised unvested option to purchase shares of Common Stock that has an exercise price per share that is less than the Merger Consideration (each, an “Unvested Option”) will be cancelled and converted into the right to receive a payment in cash equal to the product of (a) the total number of shares of Common Stock subject to such Unvested Option and (b) the excess, if any, of the Merger Consideration over the exercise price per share of such Unvested Option, but only if the holder of such Unvested Option satisfies all of the vesting conditions that would have related to the terminated Unvested Option (including continued employment requirements through the applicable dates of vesting), (iii) each outstanding vested restricted stock unit (each, a “Vested RSU”) will be cancelled and exchanged for the right to receive a payment in cash equal to the product of (a) the total number of shares of Common Stock subject to such Vested RSU and (b) the Merger Consideration, (iv) each outstanding unvested restricted stock unit (each, an “Unvested RSU”) will be cancelled and exchanged for the right to receive a payment equal to the product of (a) the total number of shares of Common Stock subject to such Unvested RSU and (b) the Merger Consideration, but only if the holder of such Unvested RSU satisfies all of the vesting conditions that would have related to the terminated Unvested RSU (including continued employment requirements through the applicable dates of vesting), and (v) each outstanding unvested share of restricted Common Stock will be cancelled and converted into the right to receive a payment in cash equal to the Merger Consideration, but only if the holder of such restricted Common Stock satisfies all of the vesting conditions that would have related to the terminated unvested share of restricted Common Stock. Each Vested Option or Unvested Option with an exercise price per share that is equal to or greater than the Merger Consideration shall be cancelled without consideration.

Representations and Warranties; Covenants

The Merger Agreement contains customary representations and warranties by us, TDK Corporation and Merger Sub. The Merger Agreement also contains customary covenants and agreements, including with respect to the operations of our company and its subsidiaries between signing and closing, restrictions on responses by us with respect to the receipt of alternative transactions, governmental filings and approvals and other matters. TDK Corporation also has agreed to various covenants in the Merger Agreement, including, among others, covenants to use commercially reasonable efforts to take actions that may be necessary in order to obtain approval of the Merger with certain governmental authorities, subject to certain exceptions.

The Merger Agreement generally prohibits our solicitation of proposals relating to alternative transactions and restricts our ability to furnish non-public information to, or participate in any discussions or negotiations with, any third party with respect to any alternative transaction, subject to certain limited exceptions.

The Merger Agreement requires us to call and hold a special meeting of stockholders and requires the Board to recommend adoption by our stockholders of the Merger Agreement, subject to certain exceptions.

Closing Conditions

The closing of the Merger is subject to the adoption of the Merger Agreement by the affirmative vote of holders of a majority of the outstanding shares of Common Stock. The obligations of the parties to consummate the Merger are also subject to the satisfaction or waiver of various conditions set forth in the Merger Agreement, including, but not limited to (i) the receipt of regulatory approvals, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the accuracy of the representations and warranties of each party contained in the Merger Agreement (subject to certain materiality qualifications), and (iii) each party’s compliance with or performance of the covenants and agreements in the Merger Agreement in all material respects.

Termination and Termination Fees

The Merger Agreement contains termination rights for us and TDK Corporation, including if the Merger is not consummated before June 21, 2017, subject to a three-month extension if necessary to obtain certain regulatory approvals. The Merger Agreement also includes customary termination provisions for both us and TDK Corporation and provides that, in connection with the termination of the Merger Agreement under specified circumstances, we or TDK Corporation may terminate the agreement and as a result either we or TDK Corporation may be required to pay a termination fee of approximately $46.7 million (the “Breakup Fee”).

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, which is filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on December 21, 2016 and incorporated herein by reference.

Voting Agreements

Concurrently with the execution of the Merger Agreement, our directors, executive officers and certain of our stockholders, in their capacities as holders of Common Stock or other equity interests of our company, each entered into a voting agreement with TDK Corporation (the “Voting Agreement”) pursuant to which each agreed, among other things, to (i) vote their Common Stock for the approval of the Merger Agreement and against any alternative proposal, and (ii) comply with certain restrictions on the disposition of their Common Stock, subject to the terms and conditions contained in the Voting Agreement. The Voting Agreements will terminate upon the earlier of (a) the termination of the Merger Agreement in accordance with its terms, (b) the Effective Time, (c) the end date specified in the Merger Agreement and (d) such time as the Merger Agreement is amended to change the form or reduce the amount of the Merger Consideration.

The foregoing description of the Voting Agreements does not purport to be complete and is qualified in its entirety by reference to the Voting Agreements, a form of which is filed as Exhibit 99.1 1 to our Current Report on Form 8-K filed with the SEC on December 21, 2016 and incorporated herein by reference.

Retention Agreements

In connection with, and contingent on, the Merger, we entered into letter agreements with Behrooz Abdi, Daniel Goehl and Mozafar Maghsoudnia (each, a “Recipient”, and collectively, the “Recipients”) providing for the payment of a retention bonus (“Retention Bonus”) to each Recipient if (a) the Recipient remains an employee until the later of (i) the date on which the transactions contemplated by the Merger Agreement are consummated and (ii) the first anniversary of the date on which the Merger Agreement is fully executed (such later date, the “Vesting Date”), or (b) the Recipient’s employment terminates prior to the Vesting Date as a result of a termination by us without Cause (as defined in the letter agreement) or the Recipient’s death or permanent disability. The letter agreements also provide for the accelerated payment of a certain percentage of the total cash value payable for the unvested awards (limited to unvested restricted stock unit awards in the case of Mr. Abdi) held by the applicable Recipient, which accelerated payment will proportionally reduce any future payments to be made to the Recipient on the applicable vesting dates with respect to such awards. We have also entered into letter agreements providing for a retention bonus with certain other officers who are not named executive officers.

The foregoing description of the letter agreements does not purport to be complete and is qualified in its entirety by reference to the letter agreements, copies of which are filed as Exhibits 10.2, 10.3 and 10.4 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

The pending acquisition of us by TDK Corporation does not impact the basis of presentation in the accompanying financial statements. Following completion of the Merger, we will become a wholly-owned subsidiary of TDK Corporation, the Common Stock will cease to be listed on the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended, and as such, we will no longer file periodic reports with the SEC.

We recorded transaction-related costs of $3.0 million, principally for outside financial advisory, legal, and related fees and expenses associated with the pending acquisition, in the quarter ended January 1, 2017. Additional transaction-related costs are expected to be incurred by us through the closing of the Merger.

Net revenue

We derive our net revenue from sales of our Motion and Audio sensor solutions. We primarily sell our products through our worldwide sales organization. We also sell our products through an indirect channel of distributors that fulfill orders from manufacturers of consumer electronics devices, original design manufacturers and contract manufacturers (collectively referred to as “intermediaries”). When we reference customers, we are referring to the manufacturers of products to whom these intermediaries sell our products.

	Three Months Ended		Nine Months Ended
	January 1,	December 27,	January 1,	December 27,
	2017	2015	2017	2015
	(in thousands)
Net revenue	$79,810	$120,029	$220,277	$338,870

Net revenue decreased by $40.2 million, or 34%, in the third quarter of fiscal year 2017 and decreased by $118.6 million, or 35%, in the first nine months of fiscal year 2017 compared to the corresponding periods of fiscal year 2016. The decreases in net revenue were primarily due to lower volume shipments to manufacturers of smartphones, tablet devices and camera modules incorporating optimal image stabilization, combined with lower per unit average selling prices. Total unit shipments decreased by 27% and 30% in the three and nine months ended January 1, 2017, respectively. Our overall average unit selling price for the three and nine months ended January 1, 2017 decreased 9% and 8%, respectively, as a result of the change in our product mix and declines in average selling prices.

For the three and nine months ended January 1, 2017, Apple Inc. (“Apple”) accounted for 59% and 55% of total net revenue, respectively. For the three and nine months ended December 27, 2015, Apple accounted for 47% and 40% of total net revenue, respectively. For the three and nine months ended December 27, 2015, Samsung Electronics Co., Ltd. accounted for 13% and 18% of net revenue, respectively.

Net revenue by market

	Three Months Ended		Nine Months Ended
	January 1,	December 27,	January 1,	December 27,
	2017	2015	2017	2015
	(in thousands)
Smartphone and tablet devices	$58,671	$77,663	$154,389	$224,539
% of net revenue	74%	65%	70%	66%
Optical image stabilization	$4,598	$16,899	$16,858	$54,424
% of net revenue	5%	14%	8%	16%
IoT and other	$16,541	$25,467	$49,030	$59,907
% of net revenue	21%	21%	22%	18%

Total % of net revenue	100%	100%	100%	100%

The net revenue decrease for the smartphone and tablet end market and Internet of Things (“IoT”) and other end market in the three and nine months ended January 1, 2017 compared to the corresponding periods of the prior fiscal year reflects the weak high-end smartphone market combined with increased competition for market share across this market segment. The net revenue decrease for the optimal image stabilization end market in the three and nine months ended January 1, 2017 primarily reflects a loss of market share at a major customer in Korea.

Net revenue by geographic region

	Three Months Ended		Nine Months Ended
	January 1,	December 27,	January 1,	December 27,
Region	2017	2015	2017	2015
	(in thousands)
United States	$51,933	$61,672	$132,231	$148,388
China	14,581	19,155	41,871	72,347
Korea	3,982	26,013	14,850	76,629
Japan	3,913	5,686	14,066	17,850
Taiwan	3,843	5,261	12,851	16,023
Rest of world	1,558	2,242	4,408	7,633

	$79,810	$120,029	$220,277	$338,870

We report revenue by geographic region based upon the location of the headquarters of our customers. We primarily sell our products directly to customers and distributors in Asia and North America. Sales into companies headquartered in Asian countries constituted 33% and 38% of our net revenue in the three and nine months ended January 1, 2017, respectively, compared with 47% and 54% of our net revenue in the three and nine months ended December 27, 2015, respectively. For the three and nine months ended January 1, 2017, net revenue decreased in the United States and in Asian countries. The net revenue decrease for the three and nine months ended January 1, 2017, reflected weak high-end smartphone market combined with increased competition for market share for mobile device manufacturers. The net revenue decrease in Korea in the three and nine months ended January 1, 2017 compared to the corresponding period last year resulted from a loss of market share at a major customer.

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

Gross profit and gross margin

Gross profit is the difference between net revenue and cost of revenue and gross margin is gross profit as a percentage of net revenue.

	Three Months Ended		Nine Months Ended
	January 1,	December 27,	January 1,	December 27,
	2017	2015	2017	2015
	(in thousands)
Gross profit	$33,477	$49,801	$91,754	$141,203
% of net revenue	42%	41%	42%	42%

Gross profit decreased by $16.3 million in the third quarter of fiscal year 2017 and decreased by $49.4 million in the first nine months of fiscal year 2017 as compared to the corresponding periods of fiscal year 2016. In the third quarter and the first nine months of fiscal year 2017, gross profit decreased primarily due to a decrease in unit sales of our products combined with decreases in average selling prices per unit.

Gross margin increased in the third quarter of fiscal year 2017 compared to the same period last year due to a net $1.2 million benefit from the sale of previously written down inventory compared to an excess and obsolete inventory charge of $2.0 million in the same period last year. The impact of the change in benefit from the sale of previously written down inventory was partially offset by a decrease in average selling prices per unit compared to the same period last year.

Gross profit as a percentage of net revenue, or gross margin, remained unchanged in the first nine months of fiscal year 2017 compared to the same period last year.

We expect gross margins to fluctuate during future periods due to changes in product mix, average unit selling prices, manufacturing costs, manufacturing yields, amortization of acquired intangible assets, levels of inventory valuation and excess reserves recorded, if any, and levels of product demand.

Research and development expense

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

	Three Months Ended		Nine Months Ended
	January 1,	December 27,	January 1,	December 27,
	2017	2015	2017	2015
	(in thousands)
Research and development	$28,779	$25,690	$83,464	$70,936
% of net revenue	36%	21%	38%	21%

Research and development expense for three months ended January 1, 2017 increased by $3.1 million, or 12%, compared to the corresponding period last year. The increase was primarily attributable to a $1.3 million increase in outside services costs associated with new product development, a $0.7 million increase each in engineering equipment and supplies expenses, a $0.6 million increase in employee compensation and benefits costs and a $0.4 million increase in stock-based compensation expense, primarily due to an increase in headcount. Research and development headcount increased to 341 at January 1, 2017 from 320 at December 27, 2015.

Research and development expense for the nine months ended January 1, 2017 increased by $12.5 million, or 18%, primarily attributable to a $5.3 million contingent consideration credit adjustment in the nine months ended December 27, 2015. Excluding the contingent credit adjustment, research and development expense for the nine months ended January 1, 2017 increased by $7.2 million compared to the corresponding period last year. The increase was primarily due to $3.4 million in outside services costs associated with new product development, a $2.4 million increase in employee compensation and benefits costs largely from higher headcount, a $0.8 million increase in stock-based compensation expense and a $0.4 million increase in depreciation costs related to increased capital equipment.

Selling, general and administrative expense

Selling, general and administrative expense primarily consists of personnel related expenses (including employee cash compensation and benefits, and stock-based compensation), sales commissions, field application engineering support, travel costs, professional and consulting fees, legal fees, depreciation expense and allocated occupancy costs.

	Three Months Ended		Nine Months Ended
	January 1,	December 27,	January 1,	December 27,
	2017	2015	2017	2015
	(in thousands)
Selling, general and administrative	$18,456	$14,295	$47,187	$45,305
% of net revenue	23%	12%	21%	13%

Selling, general and administrative expense increased by $4.2 million, or 29%, in the three months ended January 1, 2017 compared to the corresponding period last year. The increase was primarily attributable to a $3.6 million increase in consulting and outside services, of which $3.0 million was incurred in connection with the proposed Merger, a $0.7 million increase employee compensation and benefits costs primarily due to an increase in headcount, and a $0.2 million increase in travel and entertainment and tradeshow costs in support of expanded geographic, customer and market opportunities for our products. These increases were partially offset by a $0.4 million decrease in stock-based compensation expense. Selling, general and administrative headcount increased to 136 at January 1, 2017 from 153 at December 27, 2015.

Selling, general and administrative expense increased $1.9 million, or 4%, in the nine months ended January 1, 2017 compared to the corresponding period last year. The increase was primarily attributable to a $3.0 million increase in consulting and outside services incurred in connection with the proposed Merger and a $0.2 million increase in increase in travel and entertainment costs in support of expanded geographic, customer and market opportunities for our products. This increase was partially offset by a $1.3 million decrease in stock-based compensation expense.

Legal settlement accrual

	Three Months Ended		Nine Months Ended
	January 1,	December 27,	January 1,	December 27,
	2017	2015	2017	2015
	(in thousands)
Legal settlement accrual	$—	$—	$—	$11,708
% of net revenue	—%	—%	—%	3%

During the nine months ended December 27, 2015, we recorded a charge of $11.7 million related to settlement of litigation.

Interest expense

	Three Months Ended		Nine Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
	(in thousands)
Interest (expense)	$(2,960)	$(2,798)	$(8,766)	$(8,287)
% of net revenue	4%	2%	4%	2%

Interest (expense) for the three and nine months ended January 1, 2017 and December 27, 2015 was primarily related to the 1.75% Convertible Senior Notes issued in the third quarter of fiscal year 2014.

Other income (expense), net

	Three Months Ended		Nine Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
	(in thousands)
Other income (expense), net	$512	$(35)	$876	$130
% of net revenue	1%	(0)%	0%	0%

Other income (expense), net was $0.5 million and $(35,000) for the three months ended January 1, 2017 and December 27, 2015, respectively. The increase reflects higher interest income and a decrease in foreign exchange losses over the prior year. Other income (expense), net was $0.9 million and $0.1 million for the nine months ended January 1, 2017 and December 27, 2015, respectively. The increase primarily reflects higher interest income over the prior year.

Income tax provision (benefit)

	Three Months Ended		Nine Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
	(in thousands)
Income tax provision (benefit)	$277	$5,093	2,391	3,361
% Income (loss) before income tax	(2)%	73%	(5)%	66%

In the three and nine months ended January 1, 2017, we recorded an income tax provision of $0.3 million and $2.4 million, respectively. In the three and nine months ended December 27, 2015, we recorded an income tax provision of $5.1 million and $3.4 million, respectively. Our estimated 2017 effective tax rate differs from the U.S. statutory rate primarily due to the valuation allowances on certain of our net operating losses and tax credits, foreign tax rate differences, integration of acquired technologies, and non-deductible stock-based compensation expense.

As of January 1, 2017, the total amount of gross unrecognized tax benefits was $35.0 million. If the gross unrecognized tax benefits as of January 1, 2017 were realized in a subsequent period, this would result in a tax benefit of $18.7 million within our provision of income taxes at such time.

On July 27, 2015, the Tax Court issued an opinion (Altera Corp. et al. v. Commissioner) regarding the treatment of stock-based compensation expense in intercompany cost-sharing arrangements. However, the U.S. Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Also, there is uncertainty related to the Internal Revenue Service (“IRS”) response to the Tax Court opinion, the final resolution of this issue, and the potential favorable benefits to us. As such, no impact has been recorded in the three and nine months ended January 1, 2017. We will continue to monitor developments related to this opinion and the potential impact of those developments on our current and prior fiscal years.

We do not provide for federal income taxes on undistributed earnings of our foreign subsidiaries because it is our intent to reinvest earnings indefinitely offshore.

We are currently under examination by the IRS for the 2011 through 2014 tax years. We may be subject to examination by the State of California for tax years 2010 and forward. We are subject to routine examination for tax years 2008 and forward in various foreign tax jurisdictions in which we operate.

We are engaged in discussions and negotiations with the IRS regarding tax matters in the tax years 2011 through 2014. The balance of the gross unrecognized tax benefits may decrease within the next twelve months due to lapses of applicable statutes of limitations and the completion of tax review cycles in various tax jurisdictions.

We are pursuing all reasonable administrative remedies relative to these matters. We believe that we have adequately provided for any reasonably foreseeable outcomes related to these proposed adjustments and the ultimate resolution of these matters is unlikely to have a material effect on our consolidated financial condition or results of operations; however, there is still a possibility that an adverse outcome of these matters could have a material effect on our consolidated financial condition and results of operations.

Critical accounting policies and estimates

Our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenue, costs, and expenses, and any related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the assumptions and estimates associated with income taxes, inventory valuation, stock-based compensation, loss contingencies, warranty reserves, goodwill, valuation of acquired assets, and valuation of Notes, including the related convertible notes hedges and warrants, have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on May 25, 2016.

Liquidity and capital resources

As of January 1, 2017, we had $276.9 million of cash, cash equivalents and investments. We believe our current cash, cash equivalents and investments will be sufficient to satisfy our liquidity requirements for the next 12 months. Our liquidity may be negatively impacted as a result of a decline in sales of our products due to a decline in our end markets, decreases in sales of our customers’ products in the market, or the adoption of competitors’ products by our customers or end users. Additionally, $19.6 million of our $30.7 million in our cash and cash equivalents was held by our foreign subsidiaries as of January 1, 2017. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the United States, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. The Merger Agreement dated as of December 21, 2016 did not constitute a specified corporate event or a fundamental change which may require us to redeem the Notes; however, the consummation of the Merger will constitute a fundamental change and a “Make-Whole Fundamental Change” under the indenture dated as of November 13, 2013 by and between us and Wells Fargo Bank, National Association, as trustee (the “Indenture”). Following the consummation of the Merger, we expect TDK Corporation to cause it to, as required by the terms of the Indenture, launch a tender offer to purchase the Notes at their principal amount plus accrued and unpaid interest (the “Repurchase Right”). In connection with the Merger, holders of the Notes also have the right, in lieu of the Repurchase Right, to convert each one thousand dollar principal amount of their Notes for cash at the then-applicable conversion rate under the Indenture pursuant to the terms of a supplemental indenture, however this would result in holders receiving less cash for their Notes than if they had instead exercised the Repurchase Right.

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

Our primary sources of cash are cash receipts on accounts receivable from shipment of our products to customers and distributors. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collections process, which can vary from period to period depending on the payment cycles of our major customers and distributors.

The change in cash and cash equivalents for the nine months ended January 1, 2017 and December 27, 2015 was as follows:

	Nine Months Ended
	January 1, 2017	December 27, 2015
	(in thousands)
Net cash provided by operating activities	$6,581	$86,022
Net cash used in investing activities	(20,619)	(130,594)
Net cash provided by financing activities	3,568	2,812

Net decrease in cash and cash equivalents	$(10,470)	$(41,760)

Net cash provided by operating activities

Net cash provided by operating activities for the nine months ended January 1, 2017 of $6.6 million was primarily due to non-cash expenses of $50.4 million and a change in operating assets and liabilities of $5.4 million offset partially by a net loss of $49.2 million. The non-cash expense of $50.4 million consisted primarily of stock-based compensation of $25.3 million, depreciation and amortization of $17.8 million and non-cash interest expense of $6.5 million. The changes in our net operating assets and liabilities of $5.4 million were primarily comprised of a decrease of $29.4 million in inventories and $2.1 million in prepaid expenses and other assets, partially offset by a net decrease of $25.7 million in accounts payable and accrued liabilities primarily due to timing of inventory purchases and price discounts to a customer in the nine months ended December 27, 2015.

Net cash provided by operating activities for the nine months ended December 27, 2015 of $86.0 million was primarily due to non-cash expenses of $43.6 million, a change in operating assets and liabilities of $40.6 million and net income of $1.7 million. The non-cash expenses of $43.6 million consisted primarily of stock-based compensation of $25.9 million, depreciation and amortization of $16.3 million, non-cash interest expense of $6.0 million, deferred income tax assets of $1.6 million, partially offset by contingent consideration adjustment of $5.3 million and tax effect of employee benefit plan of $0.9 million. The changes in our net operating assets and liabilities of $40.6 million were primarily comprised of a net increase of $24.8 million in accounts payable and accrued liabilities mainly due to price discounts to a customer, a decrease of $13.4 million in inventories and a decrease of $2.2 million in prepaid and other current assets.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended January 1, 2017 of $20.6 million primarily reflected the purchase of available-for-sale investments of $238.0 million, the acquisition of the pressure sensor business from Sensirion Holding AG for $9.8 million and the purchase of property and equipment of $6.7 million, partially offset by the sale and maturity of available-for-sale investments of $235.0 million.

Net cash used in investing activities in the nine months ended December 27, 2015 of $130.6 million primarily reflected the purchase of available-for-sale investments of $239.3 million and the purchase of property and equipment of $6.2 million, partially offset by the sale and maturity of available-for-sale investments of $114.9 million.

Cash provided by financing activities

Net cash provided by financing activities for the nine months ended January 1, 2017 of $3.6 million resulted primarily from proceeds from the issuance of common stock.

Net cash provided by financing activities in the nine months ended December 27, 2015 of $2.8 million resulted primarily from proceeds from the issuance of common stock of $4.7 million partially offset by certain payments of contingent consideration related to the TPI acquisition of $1.9 million.

Off-Balance-Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE”) which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 1, 2017, we were not involved in any unconsolidated SPE transactions.

Warranties and Indemnification

In connection with the sale of our products in the ordinary course of business, we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others, and agree to indemnify customers against third-party claims for such infringement. Further, our certificate of incorporation and bylaws require us to indemnify our officers and directors against any action that may arise out of their services in that capacity. We have not been subject to any material liabilities under such provisions and therefore believe that our exposure for these indemnification obligations is minimal. Accordingly, we have no liabilities recorded for these indemnity agreements as of January 1, 2017.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of January 1, 2017:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Convertible senior note obligations	$175,000	$—	$175,000	$—	$—
Interest on convertible senior note obligations	5,595	3,054	2,541	—
Operating lease obligations	21,586	6,144	12,862	2,546	34
Purchase obligations	14,377	14,377	—	—	—

Total contractual obligations	$216,558	$23,575	$190,403	$2,546	$34

Convertible senior note obligations and interest on convertible senior note obligations relate to the Notes issued in November 2013. See Note 5 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of the Notes. Operating leases consist of contractual obligations from agreements for non-cancelable office space, net of future minimum lease income. Minimum sublease income from third parties was approximately $0.4 million and $1.2 million for the three and nine months ended January 1, 2017. Minimum sublease income from third parties was approximately $0.4 million and $1.1 million for the three and nine months ended December 27, 2015. In the event of the failure of a third party to comply with its obligations under the subleases, we remain contractually obligated, as primary lessee, under the lease.

Purchase obligations consist of the minimum purchase commitments made to contract manufacturers.

Included in our gross unrecognized tax benefits balance of $35.0 million at January 1, 2017 are $18.7 million of tax positions which would affect income tax expense if recognized. As of January 1, 2017, approximately $16.3 million of unrecognized tax benefits, including $13.0 million in federal and $3.3 million in states, would be offset by a change in valuation allowance. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur. As a result, these amounts are not included in the table above.

Recent Accounting Pronouncements

The information set forth under Note 1 – Organization and summary of significant accounting policies, in the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, is hereby incorporated by reference herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended April 3, 2016. Our exposure to market risk has not changed materially since April 3, 2016.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item 1 of Part II is set forth under Note 4 – Commitments and Contingencies – of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is hereby incorporated by reference herein.

ITEM 1A. RISK FACTORS

In addition to the cautionary information included in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K, filed with the SEC on May 25, 2016, which could materially adversely affect our business, financial condition, and/or results of operations. The following risk factor also could also affect our financial condition and results of operations.

Our proposed acquisition by TDK Corporation is subject to a number of conditions beyond our control. Failure to complete the acquisition could materially and adversely affect our future business, results of operations, financial condition and stock price.

We entered into the Merger Agreement with TDK Corporation and Merger Sub, providing for the merger of Merger Sub with and into our company, with InvenSense surviving the Merger as a wholly-owned subsidiary of TDK Corporation. The consummation of the Merger is conditioned on the receipt of the approval of our stockholders, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement.

We cannot predict whether and when the conditions will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the Merger, or in the event the proposed Merger is not completed or is delayed for any other reason, our business, results of operations, financial condition and stock price may be harmed because:

•	management’s and our employees’ attention may be diverted from our day-to-day operations as they focus on matters related to preparing for integration of our operations with those of TDK Corporation;

•	we could potentially lose key employees if such employees experience uncertainty about their future roles with us and decide to pursue other opportunities in light of the proposed Merger and we may have difficulty hiring and retaining new employees;

•	we could potentially lose customers or vendors, and new customer or vendor contracts could be delayed or decreased;

•	we have agreed to restrictions in the Merger Agreement that limit how we conduct our business prior to the consummation of the Merger, including, among other things, restrictions on our ability to make certain capital expenditures, investments and acquisitions, sell, transfer or dispose of our assets, enter into material contracts outside of the ordinary course of business, amend our organizational documents and incur indebtedness; these restrictions may not be in our best interests as an independent company and may disrupt or otherwise adversely affect our business and our relationships with our customers, prevent us from pursuing otherwise attractive business opportunities, limit our ability to respond effectively to competitive pressures, industry developments and future opportunities, and otherwise harm our business, financial results and operations;

•	we have incurred and expect to continue to incur expenses related to the Merger, such as legal, financial advisory and accounting fees, and other expenses that are payable by us whether or not the proposed Merger is completed;

•	we may be required to pay a termination fee of $46.7 million to TDK Corporation if the Merger Agreement is terminated under certain circumstances, which would negatively affect our financial results and liquidity;

•	activities related to the Merger and related uncertainties may lead to a loss of revenues and market position that we may not be able to regain if the proposed Merger does not occur; and

•	the failure to, or delays in, consummating the Merger may result in a negative impression of us with customers, potential customers or the investment community.

The occurrence of these or other events individually or in combination could have a material adverse effect on our business, results of operations, financial condition and stock price.

In addition, our stock price may fluctuate significantly based on announcements by us, TDK Corporation or other third parties regarding the proposed Merger.

The Merger Agreement contains provisions that could discourage a potential competing acquiror.

The Merger Agreement contains “no solicitation” provisions that restrict our ability to solicit, initiate, or knowingly encourage, facilitate or induce third party proposals for the acquisition of our common stock or to pursue an unsolicited offer, subject to certain limited exceptions. In addition, TDK Corporation has an opportunity to modify the terms of the Merger in response to any competing acquisition proposals before our Board of Directors may withdraw or change its recommendation with respect to the Merger. Upon the termination of the Merger Agreement to pursue an alternative transaction, including in connection with a “superior proposal”, we will be required to pay $46.7 million as a termination fee. These provisions could discourage a potential third-party acquiror from considering or proposing an acquisition transaction, even if it were prepared to pay a higher per share price than what would be received in the Merger. These provisions might also result in a potential third-party acquiror proposing to pay a lower price per share to our stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable. If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

Our executive officers and directors have interests in the Merger that may be different from, or in addition to, the interests of our stockholders generally.

Our executive officers and members of our Board may be deemed to have interests in the Merger that may be different from or in addition to those of our stockholders, generally. These interests may create potential conflicts of interest. Our Board was aware of these potentially differing interests and considered them, among other matters, in evaluating and negotiating the Merger Agreement and in reaching its decision to approve the Merger Agreement and the transactions thereunder. These interests relate to or arise from, among other things:

•	the consideration payable to certain of our executive officers pursuant to retention agreements entered into in connection with the proposed Merger;

•	the consideration to be received in respect of equity awards held by our executive officers and directors;

•	the acceleration of vesting of equity awards held by our executive officers and directors in connection with the completion of the Merger; and

•	the right to continued indemnification and insurance coverage for our executive officers and directors following the completion of the Merger.

We will incur significant costs in connection with the Merger, whether or not it is consummated.

We will incur substantial expenses related to the Merger, whether or not it is completed. We recorded transaction-related costs of $3.0 million in the third quarter ended January 1, 2017, and we anticipate incurring additional costs and expenses until completion of the Merger. In addition, we will incur additional financial advisory fees that are payable upon consummation of the Merger. Finally, we may also be required to pay $46.7 million to TDK Corporation if we terminate the Merger Agreement in certain circumstances. Payment of these expenses by us as a standalone entity would adversely affect our operating results and financial condition and would likely adversely affect our stock price.

ITEM 5. OTHER INFORMATION

On January 27, 2017, the Compensation Committee of the Board of Directors approved a form of Restricted Stock Unit Agreement governing the terms of awards of restricted stock units under the InvenSense, Inc. 2011 Stock Incentive Plan. A copy of the form of agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and the description of the terms of such agreement is qualified in its entirety by reference to such exhibit.

ITEM 6. EXHIBITS

The information required by this Item 6 of Part II is set forth in the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, and is hereby incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 2, 2017	INVENSENSE, INC.

	By:	/s/ Mark P. Dentinger
Mark P. Dentinger
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger among InvenSense, Inc., a Delaware corporation, TDK Corporation, a company organized under the laws of Japan, and TDK Sensor Solutions Corporation, a Delaware corporation and a wholly owned subsidiary of TDK Corporation, dated as of December 21, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2016).*

10.1 †	Form of Restricted Stock Unit Agreement under the InvenSense, Inc. 2011 Stock Incentive Plan.

10.2 †	Letter Agreement between InvenSense, Inc. and Behrooz Abdi dated December 20, 2016.

10.3 †	Letter Agreement between InvenSense, Inc. and Daniel Goehl dated December 20, 2016.

10.4 †	Letter Agreement between InvenSense, Inc. and Mozafar Maghsuodnia dated December 20, 2016.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of January 1, 2017 and April 3, 2016, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended January 1, 2017 and December 27, 2015 (iii) Condensed Consolidated Statements of Comprehensive loss for three and nine months ended January 1, 2017 and December 27, 2015 (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended January 1, 2017 and December 27, 2015, and (v) Notes to Condensed Consolidated Financial Statements.

†	Indicates a management contract or compensatory plan or arrangement.
*	Certain schedules and exhibits to the Agreement and Plan of Merger have been have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”). Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.